Form 10-Q
period 2024-12-31
Winchester Bancorp, Inc./MD/
filed 2025-03-27
CIK 2047235

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2024

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

Commission File Number: 333-283752

WINCHESTER BANCORP, INC.

(Exact Name of Registrant as Specified in its Charter)

Maryland	33-3361275
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
661 Main Street Winchester, Massachusetts	01890
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (781) 729-2130

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
N/A	N/A	N/A

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒
Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of March 27, 2025, the registrant had no shares of common stock outstanding.

Explanatory Note

Winchester Bancorp, Inc., a Maryland corporation (the "Company"), was formed on December 6, 2024 to serve as the bank holding company for Winchester Savings Bank and Subsidiaries (the "Bank") as part of the Bank's mutual holding company reorganization. As of December 31, 2024 the reorganization had not been completed, and, as of that date, the Registrant had no assets or liabilities, and had not conducted any business other than that of an organizational nature. Accordingly, financial and other information of the Bank is included in this Quarterly Report.

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

Winchester Savings Bank and Subsidiaries

Consolidated Balance Sheets (unaudited)

December 31, 2024 and June 30, 2024

	December 31,	June 30,
	2024	2024
	(In thousands)
Assets
Cash and due from banks	$7,833	$3,183
Interest-bearing deposits	33,715	40,931
Total cash and cash equivalents	41,548	44,114
Securities available for sale, at fair value	32,953	31,090
Marketable equity securities, at fair value	2,334	2,112
Securities held to maturity, at amortized cost	52,781	55,548
Federal Home Loan Bank stock, at cost	6,043	5,763
Loans, net of allowance for credit losses of $3,635 at December 31, 2024 and $3,451 at June 30, 2024	725,299	681,951
Bank owned life insurance	10,695	10,459
Premises and equipment, net	6,697	6,981
Accrued interest receivable	3,134	3,165
Other assets	12,602	11,785
	$894,086	$852,968
Liabilities and Surplus
Non-interest-bearing deposits	$51,757	$52,442
Interest-bearing deposits	609,234	582,951
Federal Home Loan Bank advances	145,518	129,469
Mortgagors’ escrow accounts	1,845	1,642
Net deferred tax liability	154	70
Accrued expenses and other liabilities	5,253	6,106
Total liabilities	813,761	772,680
Commitments and contigencies
Surplus	81,835	82,094
Accumulated other comprehensive loss	(1,510)	(1,806)
Total surplus	80,325	80,288
	$894,086	$852,968

The accompanying notes are an integral part of these condensed consolidated financial statements.

Winchester Savings Bank and Subsidiaries

Consolidated Statements of Operations (unaudited)

	Three months ended		Six months ended
	December 31,		December 31,
	2024	2023	2024	2023
	(In thousands)
Interest and dividend income:
Interest and fees on loans	$9,245	$7,565	$18,260	$14,534
Interest and dividends on securities	755	504	1,521	958
Interest on federal funds sold and other interest-bearing deposits	507	427	956	801
Total interest and dividend income	10,507	8,496	20,737	16,293
Interest expense:
Interest on deposits	4,942	3,829	9,951	7,051
Interest on Federal Home Loan Bank advances	1,534	1,096	2,988	1,905
Total interest expense	6,476	4,925	12,939	8,956
Net interest income	4,031	3,571	7,798	7,337
Provision for credit losses	238	76	1,400	139
Net interest income, after provision for credit losses	3,793	3,495	6,398	7,198
Other income:
Customer service fees	180	167	368	341
Income on bank owned life insurance	118	66	235	132
Loss on available for sale securities, net	—	(32)	—	(32)
Gain on marketable equity securities, net	52	165	223	73
Gain on sale of fixed assets	—	314	—	314
Miscellaneous	38	17	63	60
Total other income	388	697	889	888
Operating expenses:
Salaries and employee benefits	2,174	2,352	4,436	4,567
Occupancy and equipment, net	413	386	790	734
Data processing	305	261	652	522
Deposit insurance	207	100	428	191
Marketing and advertising	96	102	192	184
Other general and administrative	572	663	1,205	1,303
Total operating expenses	3,767	3,864	7,703	7,501
Income (loss) before income taxes	414	328	(416)	585
Provision (benefit) for income taxes	41	56	(157)	100
Net income (loss)	$373	$272	$(259)	$485

The accompanying notes are an integral part of these condensed consolidated financial statements.

Winchester Savings Bank and Subsidiaries

Consolidated Statements of Comprehensive Income (unaudited)

	Three months ended		Six months ended
	December 31,		December 31,
	2024	2023	2024	2023
	(In thousands)
Net income	$373	$272	$(259)	$485
Other comprehensive income (loss):
Securities available for sale:
Unrealized holding gains (losses)	(362)	1,025	382	725
Reclassification adjustment for losses realized in income	—	32	—	32
Net unrealized gains (losses)	(362)	1,057	382	757
Tax effect	81	(237)	(86)	(170)
Net-of-tax amount	(281)	820	296	587
Comprehensive income	$92	$1,092	$37	$1,072

The accompanying notes are an integral part of these consolidated financial statements.

Winchester Savings Bank and Subsidiaries

Consolidated Statements of Changes in Surplus (unaudited)

Three Months Ended December 31, 2024 and 2023

	Surplus	Accumulated Other Comprehensive Income (Loss)	Total Surplus
	(In thousands)
Balance at September 30, 2024	$81,462	$(1,229)	$80,233
Comprehensive income (loss)	373	(281)	92
Balance at December 31, 2024	$81,835	$(1,510)	80,325

Balance at September 30, 2023	$81,521	$(3,491)	$78,030
Comprehensive income	272	820	1,092
Balance at December 31, 2023	$81,793	$(2,671)	$79,122

The accompanying notes are an integral part of these consolidated financial statements.

Winchester Savings Bank and Subsidiaries

Consolidated Statements of Changes in Surplus (unaudited)

Six Months Ended December 31, 2024 and 2023

	Surplus	Accumulated Other Comprehensive Income (Loss)	Total Surplus
	(In thousands)
Balance at June 30, 2024	$82,094	$(1,806)	$80,288
Comprehensive income (loss)	(259)	296	37
Balance at December 31, 2024	$81,835	$(1,510)	$80,325

Balance at June 30, 2023	$80,304	$(3,258)	$77,046
Cumulative effect of change in accounting principle (1)	1,004	—	1,004
Comprehensive income	485	587	1,072
Balance at December 31, 2023	$81,793	$(2,671)	$79,122

(1)
Represents adjustment needed to reflect cumulative impact on surplus pursuant to the Bank’s adoption of Accounting Standard Update 2016-13. The adjustment presented includes a $2.8 million ($2.0 million, net of tax) reduction in the allowance for credit losses related to loans, and a $1.4 million ($1.0 million, net of tax) increase in the reserve for off-balance sheet credit exposures resulting from the Bank’s adoption of the standard.

The accompanying notes are an integral part of these condensed consolidated financial statements.

Winchester Savings Bank and Subsidiaries

Consolidated Statements of Cash Flows (unaudited)

For the Six Months Ended December 31, 2024 and 2023

	Six months ended
	December 31,
	2024	2023
	(In thousands)
Cash flows from operating activities:
Net income (loss)	$(259)	$485
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for credit losses	1,400	139
Net amortization of securities	185	220
Depreciation and amortization	421	344
Increase in cash surrender value of bank owned life insurance	(235)	(132)
Accretion of net deferred loan origination costs	(34)	(44)
Losses on debt securities, net	—	32
Gain on marketable equity securities, net	(223)	(73)
Net change in:
Accrued interest receivable	31	(378)
Other assets	(707)	(1,738)
Accrued expenses and other liabilities	(856)	1,949
Net cash provided by operating activities	(277)	804
Cash flows from investing activities:
Activity in securities available for sale:
Maturities, calls and prepayments	11,889	2,026
Sales	—	2,072
Purchases	(13,500)	(5,000)
Activity in securities held to maturity:
Maturities, calls and prepayments	9,714	2,871
Purchases	(7,002)	(7,479)
Purchase of Federal Home Loan Bank stock	(280)	(808)
Loan originations, net of principal payments	(44,824)	(51,678)
Purchase of premises and equipment, net	(137)	(691)
Net cash used by investing activities	(44,140)	(58,687)
Cash flows from financing activities:
Net increase in deposits	25,599	25,142
Net change in short-term Federal Home Loan Bank advances	6,049	18,526
Proceeds from long-term Federal Home Loan Bank advances	20,000	79,000
Repayment of long-term Federal Home Loan Bank advances	(10,000)	(73,000)
Net increase (decrease) in mortgagors’ escrow accounts	203	217
Net cash provided by financing activities	41,851	49,885
Net change in cash and cash equivalents	(2,566)	(7,998)
Cash and cash equivalents at beginning of year	44,114	52,178
Cash and cash equivalents at end of year	$41,548	$44,180
Supplemental cash flow information:
Interest paid on deposits	$10,042	$6,934
Interest paid on Federal Home Loan Bank advances	3,311	1,915
Income taxes paid, net of refunds	30	470

The accompanying notes are an integral part of these condensed consolidated financial statements.

Winchester Savings Bank and Subsidiaries

Notes to Unaudited Consolidated Financial Statements

1.
SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accompanying unaudited consolidated financial statements of Winchester Savings Bank (the "Bank") have been prepared in accordance with accounting principles generally accepted in the United States of America (U.S. GAAP) for interim information. Accordingly, they do not include all the information and footnote disclosures required by GAAP for complete financial statements. In the opinion of management, all normal recurring adjustments necessary for a fair presentation of the financial condition and result of operations for the periods have been included.

For additional information and disclosures required under U.S. GAAP, refer to the Bank's Consolidated Financial Statements for the year ended June 30, 2024.

Certain previously reported amounts have been reclassified to conform with current period's presentation.

In preparing these consolidated financial statements, the Bank evaluated the events and transactions that occurred after December 31, 2024 through March 27, 2025, the date these consolidated financial statements were issued.

Basis of consolidation and presentation

The consolidated financial statements include the accounts of the Bank and its wholly owned subsidiaries, Sachem Holdings, Inc., Aberjona Holdings, Inc., 1871 Company, LLC, and Wedgemere Holdings, LLC. Sachem Holdings, Inc. and Aberjona Holdings, Inc. function as Massachusetts security corporations. 1871 Company, LLC's principal activity is holding of bank premises. Wedgemere Holdings, LLC's principal activity is the holding of properties acquired in settlement of loans. All significant intercompany balances and transactions have been eliminated in consolidation. 611 Main Street Corporation, a previously inactive subsidiary, has been dissolved.

Business

The Bank provides a variety of financial services to individuals and small businesses through its offices in Winchester, Woburn, Danvers and Arlington, Massachusetts. Its primary deposit products are checking, savings and term certificate accounts and its primary lending products are residential and commercial real estate loans.

Reorganization

On December 4, 2024, The Board of Trustees of the Bank adopted a plan of reorganization from a Mutual Savings Bank to a Mutual Holding Company and Plan of Stock Issuance (the"Plan"). The plan is subject to the approval of the Federal Deposit Insurance Corporation and the Massachusetts Division of Banks, and the reorganization must also be approved by the Board of Governors of the Federal Reserve System. Pursuant to the Plan, the Bank proposes to reorganize into a mutual holding company form of ownership. The Bank will become a stock savings bank and issue all its outstanding stock to a new holding company, which will be names Winchester Bancorp, Inc. Pursuant to the Plan, the new holding company will sell stock to the public, with the total offering value and number of shares of common stock based on an independent appraiser's valuation. Winchester Bancorp, Inc. will be organized as a corporation under the laws of the State of Maryland and will offer 45% of its common stock to be outstanding to the Bank's eligible depositors, the Bank's employee stock ownership plan being formed in connection with the organization, a charitable foundation and certain other persons. Winchester Bancorp, MHC will be organized as a mutual holding company under the laws of the Commonwealth of Massachusetts and will own 55% of the common stock of Winchester Bancorp, Inc. to be outstanding upon completion of the reorganization and stock issuance.

The cost of reorganization and stock issuance will be deferred and deducted from the sales proceeds of the offering. If the reorganization is unsuccessful, all deferred costs will be charged to operations. As of December 31, 2024, $702,000 of reorganization costs had been incurred.

Use of estimates

In preparing consolidated financial statements in conformity with accounting principles generally accepted in the United States of America, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the consolidated balance sheet and reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Material estimates that are particularly susceptible to significant change in the near term relate to the determination of the allowance for credit losses and post-retirement benefit liabilities.

Fair value hierarchy

The Bank groups its assets and liabilities measured at fair value in three levels, based on the markets in which the assets are traded and the reliability of the assumptions used to determine fair value.

Level 1 – Valuation is based on quoted prices in active markets for identical assets. Valuations are obtained from readily available pricing sources for market transactions involving identical assets.

Level 2 – Valuation is based on observable inputs other than Level 1 prices, such as quoted prices for similar assets; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets.

Level 3 – Valuation is based on unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets. Level 3 assets include financial instruments whose value is determined using unobservable inputs to pricing models, discounted cash flow methodologies, or similar techniques, as well as instruments for which the determination of fair value requires significant management judgment or estimation.

Defined benefit pension plan investments in hedge funds are measured using the net asset value per share (or its equivalent) as a practical expedient and have not been classified in the fair value hierarchy.

Accrued Interest Receivable

The Bank elected not to measure an allowance for credit losses for accrued interest receivable and instead elected to reverse interest income on loans or securities that are placed on nonaccrual status, which is generally when the instrument is 90 days past due, or earlier if the Bank believes the collection of interest is doubtful. The Bank has concluded that this policy results in the timely reversal of uncollectible interest.

Allowance for Credit Losses-Loans

Prior to July 1, 2023, the allowance for loan losses was based on an incurred loss methodology and represented the estimate of the risk of loss inherent in the loan portfolio as of the balance sheet date. Effective July 1, 2023, the allowance for credit losses is based on the Current Expected Credit Loss (CECL) methodology.

The allowance for credit losses is a valuation account that is deducted from the loans’ amortized cost basis to present the net amount expected to be collected on the loans. Such allowance is based on losses expected to arise over the life of the asset (contractual term). The allowance for credit losses on loans is established through a provision for credit losses charged to earnings. Loan losses are charged against the allowance when management believes the uncollectibility of a loan balance is confirmed. Subsequent recoveries, if any, are credited to the allowance.

The allowance for credit losses is evaluated on a regular basis by management. This evaluation is inherently subjective as it requires estimates that are susceptible to significant revision as more information becomes available.

Collectively evaluated loans

The Bank measures the allowance for credit losses using the Scaled CECL Allowance for Losses Estimator (“SCALE”) method, which is a simple, spreadsheet-based method developed by the Federal Reserve to assist community banks in calculating a CECL compliant allowance for credit losses using proxy expected lifetime loss rates. The SCALE tool is a template designed for smaller community banks with total assets of less than $1 billion. It uses publicly available data from Schedule RI-C of the Call Report to derive the initial proxy lifetime loss rates. Management used judgment to further adjust the proxy expected lifetime loss rates with qualitative factors to reflect the facts and circumstances of the Bank’s internal loss history and credit risk factors for each loan segment. The allowance for credit losses is measured on a collective (pool) basis when similar characteristics exist. The Bank segmented its loan portfolio to correspond to call report classification to make peer data more useful.

The qualitative factors are determined based on the various risk characteristics of each loan segment. Risk characteristics relevant to each portfolio segment are as follows:

Residential real estate – The Bank generally does not originate loans with a loan-to-value ratio greater than 80% at origination and does not generally grant loans that would be classified as subprime upon origination. The Bank generally has 1st and 2nd liens on property securing equity lines of credit. All loans in this segment are collateralized by owner-occupied residential real estate and repayment is dependent on the credit quality of the individual borrower. The overall health of the economy, including unemployment rates and housing prices, will have an effect on the credit quality in this segment.

Commercial real estate – Loans in this segment are primarily income-producing properties. The underlying cash flows generated by the properties can be adversely impacted by a downturn in the economy as evidenced by increased vacancy rates, which in turn, could have an effect on the credit quality in this segment. Management obtains rent rolls annually and continually monitors the cash flows of these loans.

Commercial – Loans in this segment are made to businesses and are generally secured by assets of the business. Repayment is expected from the cash flows of the business. A weakened economy, and resultant decreased consumer spending, could have an effect on the credit quality in this segment.

Construction – Loans in this segment include both owner-occupied and speculative real estate development loans for which payment is derived from sale of the property. Credit risk is affected by cost overruns, time to sell at an adequate price, and market conditions.

Consumer – Loans in this segment include loans secured by personal property or savings and unsecured loans. Repayment is dependent on the credit quality of the individual borrower.

Individually Evaluated Loans

Loans that do not share risk characteristics are evaluated on an individual loan basis. Loans evaluated individually are not also included in the collective evaluation. For loans that are collateral dependent, that is, when the borrower is experiencing financial difficulty and repayment is expected to be provided substantially through the operation or sale of the collateral, expected credit losses are based on fair value of the collateral at the reporting date, adjusted for selling costs as appropriate.

Unallocated component

An unallocated component may be maintained to cover uncertainties that could affect management’s estimate of probable losses. The unallocated portion of the allowance reflects the margin of imprecision inherent in the underlying assumptions used in the methodologies for estimating collectively and individually evaluated loans in the portfolio.

Allowance for Credit Losses- Off-Balance Sheet Credit Exposures

The Bank has off-balance sheet financial instruments, which include commitments to extend credit, standby letters of credit and commercial letters of credit. The Bank estimates expected credit losses over the contractual period in which the Bank is exposed to risk via a contractual obligation to extend credit, unless that obligation is unconditionally cancellable by the Bank.

The Bank’s allowance for credit losses on off-balance sheet credit exposures is recognized as a liability in accrued expenses and other liabilities on the consolidated balance sheets, with adjustments to the reserve recognized in the provision for credit losses in the consolidated statements of net income. The estimate of credit loss incorporates assumptions for both the likelihood and amount of funding over the estimated life of the commitments, for the risk of loss, and current conditions and expectations. Management periodically reviews and updates the assumptions.

Recent accounting pronouncements

Management has not identified any Accounting Standards Updates that have been issued but are not yet effective and could have a significant impact on the Bank’s financial reporting or disclosure requirements.

2.
RESTRICTIONS ON CASH AND AMOUNTS DUE FROM BANKS

From time to time, the Bank is required to maintain average balances on hand or with the Federal Reserve Bank. There were no required reserve balances at December 31, 2024 and June 30, 2024.

3.
SECURITIES

The amortized cost and fair value of available for sale and held to maturity securities, at December 31, 2024 and June 30, 2024, with gross unrealized gains and losses, follows:

	December 31, 2024
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In thousands)
Securities Available for Sale
U.S. Government agency and U.S. Government- sponsored enterprise obligations	$5,000	$—	$(38)	$4,962
U.S. Government agency and U.S. Government- sponsored enterprise residential mortgage- backed securities	10,783	4	(94)	10,693
Corporate bonds and obligations	18,100	—	(1,727)	16,373
Municipal bonds	930	—	(5)	925
Total securities available for sale	$34,813	$4	$(1,864)	$32,953
Securities Held to Maturity
U.S. Government and U.S. Government-sponsored enterprise obligations	$28,722	$—	$(1,435)	$27,287
U.S. Government agency and U.S. Government- sponsored enterprise residential mortgage- backed securities	12,201	47	(327)	11,921
Corporate bonds and obligations	9,359	—	(1,246)	8,113
Municipal bonds	2,499	266	(126)	2,639
Total securities held to maturity	$52,781	$313	$(3,134)	$49,960

	June 30, 2024
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In thousands)
Securities Available for Sale
U.S. Government agency and U.S. Government- sponsored enterprise obligations	$10,333	$—	$(19)	$10,314
U.S. Government agency and U.S. Government- sponsored enterprise residential mortgage- backed securities	2,894	—	(75)	2,819
Corporate bonds and obligations	18,211	—	(2,123)	16,088
Municipal bonds	1,894	—	(25)	1,869
Total securities available for sale	$33,332	$—	$(2,242)	$31,090
Securities Held to Maturity
U.S. Government and U.S. Government-sponsored enterprise obligations	$32,220	$—	$(1,806)	$30,414
U.S. Government agency and U.S. Government- sponsored enterprise residential mortgage- backed securities	11,396	44	(321)	11,119
Corporate bonds and obligations	9,406	—	(1,405)	8,001
Municipal bonds	2,526	251	(156)	2,621
Total securities held to maturity	$55,548	$295	$(3,688)	$52,155

The amortized cost and fair value of debt securities by contractual maturity at December 31, 2024 are shown as follows. Expected maturities may differ from contractual maturities because the issuers, in certain instances, have the right to call or prepay obligations with or without call or prepayment penalties.

	Available for Sale		Held to Maturity
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(In thousands)
Within 1 year	$930	$925	$1,028	$1,026
Over 1 year through 5 years	18,100	16,373	25,864	24,231
Over 5 years through 10 years	2,000	1,996	5,688	4,805
Over 10 years	3,000	2,966	8,000	7,977
	24,030	22,260	40,580	38,039
U.S. Government agency and U.S. Government- sponsored enterprise residential mortgage- backed securities	10,783	10,693	12,201	11,921
Total securities	$34,813	$32,953	$52,781	$49,960

There were no realized losses on securities for the three or six months ended December 31, 2024. During the three months and six months ended December 31, 2023, the Bank realized $32,000 of losses on sales of securities available for sale.

Allowance for Credit Losses-Securities

Available for sale (AFS) and held to maturity (HTM) securities, which are issued by the United States Treasury or are guaranteed by government agencies do not currently have an allowance for credit loss as the Bank determined these securities are either backed by the full faith and credit of the U.S. government and/or there is an unconditional commitment to make interest payments and to return the principal investment in full to investors when a debt security reaches maturity. In assessing the Bank’s investments in government-sponsored and U.S. government guaranteed mortgage-backed securities and government-sponsored enterprise obligations, the contractual cash flows of these investments are guaranteed by the respective government-sponsored enterprise. Accordingly, it is expected that the securities would not be settled at a price less than the par value of the Bank’s investments. The Bank will evaluate this position no less than annually, however, certain items which may cause the Bank to change this methodology include legislative changes that reduce or eliminate the U.S. government’s implicit guarantee on such securities. Any expected credit losses would be presented as an allowance for credit loss. For corporate and municipal bonds, whether they are AFS or HTM, a probability of default and a loss given default analysis is performed to determine whether an allowance for credit losses is needed. There was no allowance for credit losses established on AFS or HTM securities during the six months ended December 31, 2024.

Information pertaining to securities with gross unrealized losses at December 31, 2024 and June 30, 2024, aggregated by investment category and length of time that individual securities have been in a continuous loss position, follows:

	Less Than Twelve Months		Over Twelve Months
	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value
		(In thousands)
December 31, 2024
Securities Available for Sale
U.S. Government and U.S. Government- sponsored enterprise obligations	$38	$4,962	$—	$—
U.S. Government agency and U.S. Government- sponsored enterprise residential mortgage- backed securities	40	7,091	54	2,460
Corporate bonds and obligations	—	—	1,727	16,373
Municipal bonds	—	—	5	925
Total securities available for sale	$78	$12,053	$1,786	$19,758
Securities Held to Maturity
U.S. Government and U.S. Government-sponsored enterprise obligations	$15	$4,985	$1,420	$21,804
U.S. Government agency and U.S. Government- sponsored enterprise residential mortgage- backed securities	40	3,677	287	3,413
Corporate bonds and obligations	—	—	1,246	8,113
Municipal bonds	—	—	126	1,639
Total securities held to maturity	$55	$8,662	$3,079	$34,969

	Less Than Twelve Months		Over Twelve Months
	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value
		(In thousands)
June 30, 2024
Securities Available for Sale
U.S. Government and U.S. Government- sponsored enterprise obligations	$15	$8,985	$4	$1,329
U.S. Government agency and U.S. Government- sponsored enterprise residential mortgage- backed securities	—	—	75	2,785
Corporate bonds and obligations	—	—	2,123	16,089
Municipal bonds	—	—	25	1,869
Total securities available for sale	$15	$8,985	$2,227	$22,072
Securities Held to Maturity
U.S. Government and U.S. Government-sponsored enterprise obligations	$18	$6,986	$1,788	$21,436
U.S. Government agency and U.S. Government- sponsored enterprise residential mortgage- backed securities	—	—	321	4,251
Corporate bonds and obligations	—	—	1,405	8,001
Municipal bonds	—	—	156	1,621
Total securities held to maturity	$18	$6,986	$3,670	$35,309

The Bank monitors the credit quality of securities through the use of credit ratings. Management evaluates debt securities for impairment at least quarterly, and more frequently when economic or market concerns warrant such evaluation.

At December 31, 2024, 148 debt securities have unrealized losses with aggregate depreciation of 6.26% of the Bank’s amortized cost basis. The decline in market value is attributable to changes in interest rates and not to credit quality, and the Bank currently does not believe it is probable that it will be unable to collect all amounts due according to the contractual terms of the investments. Therefore, it is expected that the securities would not be settled at a price less than the par value of the investment. Because the Bank does not intend to sell the securities and it is not “more likely than not” that the Bank will be required to sell the securities before recovery of their amortized cost bases, which may be maturity, the Bank does not consider these securities to be impaired at December 31, 2024.

Accrued Interest Receivable

The Bank elected not to measure an allowance for credit losses for accrued interest receivable and instead elected to reverse interest income on securities that are placed on nonaccrual status, which is generally when the instrument is 90 days past due, or earlier if the Bank believes the collection of interest is doubtful. The Bank has concluded that this policy results in the timely reversal of uncollectible interest. There were no write offs during the six months ended December 31, 2024 and the year ended June 30, 2024. The balance of accrued interest receivable on investments was $791,000 and $813,000 at December 31, 2024 and June 30, 2024, respectively.

Marketable equity securities

At December 31, 2024, marketable equity securities include common stock securities in industry sectors related to technology, consumer staples, financial services, aerospace and other. Net realized and unrealized gains (losses) recognized in earnings during the three months ended December 31, 2024 and 2023 were $52,000 and $165,000, respectively. Net realized and unrealized gains recognized in earnings during the six months ended December 31, 2024 and 2023 were $223,000 and $73,000, respectively. As of December 31, 2024 and June 30, 2024, the net unrealized gain on marketable equity securities was $1.3 million and $1.1 million, respectively.

4.
LOANS

A summary of the balances of loans follows:

	December 31,	June 30,
	2024	2024
	(In thousands)
Mortgage loans:
Residential real estate	$349,130	$338,903
Commercial real estate	95,906	85,402
Multi-family	136,858	124,843
Construction	114,790	101,413
Home equity loans and lines-of-credit	26,163	26,697
Total mortgage loans	722,847	677,258
Commercial loans	4,544	6,591
Consumer loans	376	520
Total loans	727,767	684,369
Allowance for credit losses	(3,635)	(3,451)
Net deferred loan origination costs	1,167	1,033
Loans, net	$725,299	$681,951

The Bank has sold mortgage loans in the secondary mortgage market and has retained the servicing responsibility and receives fees for the services provided. Total loans serviced for others at December 31, 2024 and June 30, 2024 amounted to $23.7 million and $24.8 million, respectively, and are not included on the accompanying consolidated balance sheets.

Activity in the allowance for credit losses, by segment, for the three months ended December 31, 2024 follows:

	Residential Real Estate	Commercial Real Estate	Multi-family	Construction	Home Equity	Commercial	Consumer	Unallocated	Total
	(In thousands)
Allowance for credit losses-loans
Balance at September 30, 2024	$1,349	$444	$680	$720	$101	$30	$5	$30	$3,359
Provision for credit losses	16	68	51	86	1	8	—	8	238
Loans charged-off	—	—	—	—	—	—	—	—	—
Recoveries	—	—		—		38	—	—	38
Balance at December 31, 2024	$1,365	$512	$731	$806	$102	$76	$5	$38	$3,635

	Residential Real Estate	Commercial Real Estate	Multi-family	Construction	Home Equity	Commercial	Consumer	Unallocated	Total
	(In thousands)
Allowance for off balance sheet credit exposures
Balance at September 30, 2024	$38	$6	$10	$1,005	$3	$15	$—	$—	$1,077
Provision (benefit) for credit losses	—	—	—	—	—	—	—	—	—
Balance at December 31, 2024	$38	$6	$10	$1,005	$3	$15	$—	$—	$1,077

The increase in the allowance for credit losses during three and six months ended December 31, 2024 was due to overall growth in the loan portfolio.

Activity in the allowance for credit losses for the six months ended December 31, 2024 follows:

	Residential Real Estate	Commercial Real Estate	Multi-family	Construction	Home Equity	Commercial	Consumer	Unallocated	Total
	(In thousands)
Allowance for credit losses-loans
Balance at June 30, 2024	$1,292	$485	$710	$778	$102	$39	$9	$36	$3,451
Provision (benefit) for credit losses	73	112	21	28	—	1,279	(4)	2	1,511
Loans charged-off	—	(85)	—	—	—	(1,280)	—	—	(1,365)
Recoveries	—	—	—	—	—	38	—	—	38
Balance at December 31, 2024	$1,365	$512	$731	$806	$102	$76	$5	$38	$3,635

	Residential Real Estate	Commercial Real Estate	Multi-family	Construction	Home Equity	Commercial	Consumer	Unallocated	Total
	(In thousands)
Allowance for off balance sheet credit exposures
Balance at June 30, 2024	$47	$9	$14	$937	$4	$16	$—	$161	$1,188
Provision (benefit) for credit losses	(9)	(3)	(4)	68	(1)	(1)	—	(161)	(111)
Balance at December 31, 2024	$38	$6	$10	$1,005	$3	$15	$—	$—	$1,077

	Residential Real Estate	Commercial Real Estate	Multi-family	Construction	Home Equity	Commercial	Consumer	Unallocated	Total
	(In thousands)
December 31, 2024
Allowance for individually evaluated loans	$—	$—	$—	$—	$—	$50	$—	$—	$50
Allowance for collectivelly evaluated loans	1,365	512	731	806	102	26	5	38	3,585
Total allowance for loan losses	$1,365	$512	$731	$806	$102	$76	$5	$38	$3,635
Individually evaluated loans	$449	$1,166	$—	$—	$—	$320	$—		$1,935
Collectively evaluated loans	348,681	94,740	136,858	114,790	26,163	4,224	376		725,832
Total loans	$349,130	$95,906	$136,858	$114,790	$26,163	$4,544	$376		$727,767

	Residential Real Estate	Commercial Real Estate	Multi-family	Construction	Home Equity	Commercial	Consumer	Unallocated	Total
	(In thousands)
June 30, 2024
Allowance for individually evaluated loans	$—	$85	$—	$—	$—	$—	$—	$—	$85
Allowance for collectivelly evaluated loans	1,292	451	659	778	102	39	9	36	3,366
Total allowance for loan losses	$1,292	$536	$659	$778	$102	$39	$9	$36	$3,451
Individually evaluated loans	$—	$1,251	$—	$—	$—	$—	$—		$1,251
Collectively evaluated loans	338,903	84,151	124,843	101,413	26,697	6,591	520		683,118
Total loans	$338,903	$85,402	$124,843	$101,413	$26,697	$6,591	$520		$684,369

The increase in the allowance for credit losses during the six months ended December 31, 2024 was due to overall growth in the loan portfolio and charge offs.

Activity in the allowance for credit losses, by segment, for the three months ended December 31, 2023 follows:

	Residential Real Estate	Commercial Real Estate	Multi-family	Construction	Home Equity	Commercial	Consumer	Unallocated	Total
	(In thousands)
Allowance for credit losses-loans
Balance at September 30, 2023	$1,242	$389	$564	$466	$98	$31	$7	$130	$2,927
Provision (benefit) for credit losses	8	42	20	79	(3)	9	—	(7)	148
Loans charged-off	—	—	—	—	—	—	—	—	—
Recoveries	—	—	—	—	—	—	—	—	—
Balance at December 31, 2023	$1,250	$431	$584	$545	$95	$40	$7	$123	$3,075

	Residential Real Estate	Commercial Real Estate	Multi-family	Construction	Home Equity	Commercial	Consumer	Unallocated	Total
	(In thousands)
Allowance for off balance sheet credit exposures
Balance at September 30, 2023	$21	$10	$13	$1,153	$3	$61	$—	$—	$1,261
Provision (benefit) for credit losses	—	2	3	(76)	(1)	—	—	—	(72)
Balance at December 31, 2023	$21	$12	$16	$1,077	$2	$61	$—	$—	$1,189

Activity in the allowance for credit losses for the six months ended December 31, 2023 follows:

	Residential Real Estate	Commercial Real Estate	Multi-family	Construction	Home Equity	Commercial	Consumer	Unallocated	Total
	(In thousands)
Allowance for credit losses-loans
Balance at June 30, 2023	$932	$1,641	$2,225	$507	$88	$116	$10	$—	$5,519
Cummulative effect of change in accounting principle	293	(1,240)	(1,683)	(124)	29	(83)	(2)	—	(2,810)
Provision (benefit) for credit losses	25	30	42	162	(22)	7	(1)	123	366
Loans charged-off	—	—	—	—	—	—	—	—	—
Recoveries	—	—	—	—	—	—	—	—	—
Balance at December 31, 2023	$1,250	$431	$584	$545	$95	$40	$7	$123	$3,075

	Residential Real Estate	Commercial Real Estate	Multi-family	Construction	Home Equity	Commercial	Consumer	Unallocated	Total
	(In thousands)
Allowance for off balance sheet credit exposures
Balance at June 30, 2023	$—	$—	$—	$—	$—	$—	$—	$—	$—
Cummulative effect of change in accounting principle	56	14	19	1,258	6	63	—	—	1,416
Provision (benefit) for credit losses	(35)	(2)	(3)	(181)	(4)	(2)	—	—	(227)
Balance at December 31, 2023	$21	$12	$16	$1,077	$2	$61	$—	$—	$1,189

The decrease in the allowance for credit losses during the three and six months ended December 31, 2023 was primarily due to the adoption of ASU 201-13.

The following is a summary of past due and non-accrual loans at December 31, 2024 and June 30, 2024:

	30-59 Days Past Due	60-90 Days Past Due	Greater than 90 Days Past Due	Total Past Due	Loans on Non-accrual
	(In thousands)
December 31, 2024
Residential real estate	$498	$—	$449	$947	$449
Commercial real estate	—	—	1,166	1,166	1,166
Commercial	—	—	320	320	320
Total	$498	$—	$1,935	$2,433	$1,935

	30-59 Days Past Due	60-90 Days Past Due	Greater than 90 Days Past Due	Total Past Due	Loans on Non-accrual
	(In thousands)
June 30, 2024
Residential real estate	$—	$—	$—	$—	$155
Commercial real estate	—	—	1,251	1,251	1,251
Total	$—	$—	$1,251	$1,251	$1,406

The Bank elected not to measure an allowance for credit losses for accrued interest receivable and instead elected to reverse interest income on loans that are placed on nonaccrual status, which is when the loan in 90 days past due, or earlier if the Bank believes the collection of interest in doubtful. There was one non-accrual loan with a carrying value of $320,000 with a $50,000 specific reserve allocation. There are no loans greater than 90 days past due and still accruing at December 31, 2024 and June 30, 2024. The balance of accrued interest receivable on loans was $2.3 million and $2.4 million at December 31, 2024 and June 30, 2024, respectively. There was $30,000 of accrued interest reversed on non-accrual loans during the six months ended December 31, 2024. There was no accrued interest reversed during the six months ended December 31, 2023.

No additional funds are committed to be advanced in connection with the individually evaluated loans. There were no loan modifications to borrowers experiencing financial difficulty during the six months ended December 31, 2024 and year ended June 30, 2024.

Credit quality information

During the fiscal year ended June 30, 2024, the Bank converted from an eight-grade internal loan rating system for commercial real estate, commercial, and construction loans to a ten-grade internal loan rating system for the same loan segments. The new rating system as follows:

•
Loans rated in the first six grades 1-6 are considered “pass” rated loans with low to average risk.
•
Loans rated 7 are considered “watch.” These loans are starting to show signs of potential weakness and are being closely monitored by management.
•
Loans rated 8 are considered “substandard.” Generally, a loan is considered substandard if it is inadequately protected by the current net worth and paying capacity of the obligors and/or the collateral pledged. There is a distinct possibility that the Bank will sustain some loss if the weakness is not corrected.
•
Loans rated 9 are considered “doubtful.” Loans classified as doubtful have all the weaknesses inherent in those classified substandard with the added characteristic that the weaknesses make collection or liquidation in full, on the basis of existing facts, conditions and values, highly questionable and improbable.
•
Loans rated 10 are considered uncollectible (“loss”) and of such little value that their continuance as loans is not warranted.

On a periodic basis, management formally reviews the ratings on all commercial real estate, commercial, and construction loans. Annually, the Bank engages an independent third party to review a significant portion of the loans within these segments. Management uses the results of these reviews as part of its internal review process.

Credit quality for residential real estate, home equity loans and lines-of-credit, and consumer loans is determined by monitoring delinquency reports and loan payment history, and through on-going communication with customers.

The following table presents the Bank’s risk rated loans by year of origination and gross write-offs for the six months ended December 31, 2024:

	As of December 31, 2024
	Loans amortized cost basis by origination year
Rating:	2024	2023	2022	2021	2020	Prior	Total
	(In thousands)
Commercial
Real Estate:
1-6 (Pass)	$9,143	$16,334	$27,350	$6,645	$704	$33,865	$94,041
7 (Watch)	—	—	—	—	—	240	240
8 (Substandard)	—	—	—	—	—	459	459
9 (Doubtful)	—	—	—	—	—	1,166	1,166
10 (Loss)	—	—	—	—	—	—	—
Total	$9,143	$16,334	$27,350	$6,645	$704	$35,730	$95,906
Current-period gross write-offs	$—	$—	$—	$—	$—	$85	$85
Multi-family:
1-6 (Pass)	$8,033	$26,108	$49,575	$14,242	$21,277	$17,623	$136,858
7 (Watch)	—	—	—	—	—	—	—
8 (Substandard)	—	—	—	—	—	—	—
9 (Doubtful)	—	—	—	—	—	—	—
10 (Loss)	—	—	—	—	—	—	—
Total	$8,033	$26,108	$49,575	$14,242	$21,277	$17,623	$136,858
Current-period gross write-offs	$—	$—	$—	$—	$—	$—	$—
Commercial:
1-6 (Pass)	$—	$197	$2,301	$169	$—	$1,557	$4,224
7 (Watch)	—	—	—	—	—	—	—
8 (Substandard)	—	—	—	—	—	—	—
9 (Doubtful)	—	320	—	—	—	—	320
10 (Loss)	—	—	—	—	—	—	—
Total	$—	$517	$2,301	$169	$—	$1,557	$4,544
Current-period gross write-offs	$—	$1,280	$—	$—	$—	$—	$1,280
Construction:
1-6 (Pass)	$42,670	$37,632	$29,244	$—	$—	$195	$109,741
7 (Watch)	—	—	5,049	—	—	—	5,049
8 (Substandard)	—	—	—	—	—	—	—
9 (Doubtful)	—	—	—	—	—	—	—
10 (Loss)	—	—	—	—	—	—	—
Total	$42,670	$37,632	$34,293	$—	$—	$195	$114,790
Current-period gross write-offs	$—	$—	$—	$—	$—	$—	$—

5. MINIMUM REGULATORY CAPITAL REQUIREMENTS

Effective January 1, 2020, the Bank elected to comply with the community bank leverage ratio framework issued by the federal banking agencies. The framework provides for a simple measure of capital adequacy, calculated as Tier 1 capital divided by average total consolidated assets, which is consistent with how the Bank currently calculates its leverage ratio. Under this framework, a bank that maintains a community bank leverage ratio of greater than 9% is considered to have satisfied the risk-based and leverage capital ratios. As of December 31, 2024 and June 30, 2024, the Bank met the minimum requirement with a community bank leverage ratio of 9.29% and 9.92%, respectively. Management believes that the Bank’s leverage capital ratio will remain above the minimum required community bank leverage ratio.

6. FAIR VALUES OF ASSETS AND LIABILITIES

Determination of fair value

The Bank uses fair value measurements to record fair value adjustments to certain assets. Fair value is the price that would be received to sell an asset in an orderly transaction between market participants at the measurement date. Fair value is best determined based upon quoted market prices. However, in some instances, quoted market prices may not be available. In cases where quoted market prices are not available, fair values are based on estimates using present value or other valuation techniques, including collateral value. Those techniques are significantly affected by the assumptions used, including the discount rate and estimates of future cash flows. Accordingly, the fair value estimates may not be realized in an immediate settlement of the assets.

Assets measured at fair value on a recurring basis

Assets measured at fair value on a recurring basis are summarized below. There are no liabilities measured at fair value on recurring basis at December 31, 2024 or June 30, 2024.

	December 31, 2024
				Total
	Level 1	Level 2	Level 3	Fair Value
	(In thousands)
Debt securities available for sale	$—	$32,953	$—	$32,953
Marketable equity securities	2,334	—	—	2,334
Total	$2,334	$32,953	$—	$35,287

	June 30, 2024
				Total
	Level 1	Level 2	Level 3	Fair Value
	(In thousands)
Debt securities available for sale	$—	$31,090	$—	$31,090
Marketable equity securities	2,112	—	—	2,112
Total	$2,112	$31,090	$—	$33,202

The following methods and assumptions were used by the Bank in estimating fair value:

Securities available for sale and marketable equity securities – All fair value measurements are obtained from a third-party pricing service and are not adjusted by management. The marketable equity securities measured at fair value in Level 1 are based on quoted market prices in an active exchange market. Debt securities available for sale are measured at fair value in Level 2 based on pricing models that consider standard input factors such as observable market data, benchmark yields, interest rate volatilities, broker/dealer quotes, credit spreads and new issue data.

Assets measured at fair value on a non-recurring basis

The Bank may also be required, from time to time, to measure certain other assets and liabilities at fair value on a non-recurring basis in accordance with generally accepted accounting principles. These adjustments to fair value usually result from application of lower-of-cost-or-market accounting or write-downs of individual assets. There were no liabilities measured at fair value on a non-recurring basis at December 31, 2024 or June 30, 2024.

Summary of Fair Values of Financial Instruments

The estimated fair values, and related carrying amounts, of the Bank’s financial instruments are as follows. Certain financial instruments and all nonfinancial instruments are exempt from disclosure requirements. Accordingly, the aggregate fair value amounts presented herein do not represent the underlying fair value of the Bank.

	Carrying	Fair Value
	Amount	Level 1	Level 2	Level 3
	(In Thousands)
December 31, 2024
Financial assets:
Cash and cash equivalents	$41,548	$41,548	$—	$—
Securities available for sale and marketable equity securities	35,287	2,334	32,953	—
Securities held to maturity	52,781	—	49,960	—
Federal Home Loan Bank stock	6,043	—	—	6,043
Loans, net	725,299	—	—	685,343
Accrued interest receivable	3,134	—	3,134	—
Financial liabilities:
Deposits	660,991	—	—	620,764
Federal Home Loan Bank advances	145,518	—	145,620	—
Mortgagors’ escrow accounts	1,845	—	1,402	—
Accrued interest payable	465	—	465	—
June 30, 2024
Financial assets:
Cash and cash equivalents	$44,114	$44,114	$—	$—
Securities available for sale and marketable equity securities	33,202	2,112	31,090	—
Securities held to maturity	55,548	—	52,155	—
Federal Home Loan Bank stock	5,763	—	—	5,763
Loans, net	681,951	—	—	639,804
Accrued interest receivable	3,165	—	3,165	—
Financial liabilities:
Deposits	635,393	—	—	599,463
Federal Home Loan Bank advances	129,469	—	129,155	—
Mortgagors’ escrow accounts	1,642	—	1,270	—
Accrued interest payable	927	—	927	—

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

General

Management’s discussion and analysis of financial condition and results of operations at December 31, 2024 and June 30, 2024 and for the three and six months ended December 31, 2024 and 2023 is intended to assist in understanding the financial condition and results of operations of the Company. The information contained in this section should be read in conjunction with the unaudited financial statements and the notes thereto appearing in Part I, Item 1, of this Quarterly Report on Form 10-Q.

Cautionary Note Regarding Forward-Looking Statements

This report contains forward-looking statements, which can be identified by the use of words such as “anticipate,” “assume,” “believe,” “contemplate,” “continue,” “estimate,” “expect,” “indicate,” “intend,” “may,” “plan,” “project,” “seek,” “should,” “target,” “will,” “would,” and words of similar meaning. These forward-looking statements include, but are not limited to:

•
statements of our goals, intentions and expectations;
•
statements regarding our business plans, prospects, growth and operating strategies;
•
statements regarding the quality of our loan and investment portfolios; and
•
estimates of our risks and future costs and benefits.

These forward-looking statements are based on current beliefs and expectations of our management and are inherently subject to significant business, economic and competitive uncertainties and contingencies, many of which are beyond our control. In addition, these forward-looking statements are subject to assumptions with respect to future business strategies and decisions that are subject to change.

The following factors, among others, could cause actual results to differ materially from the anticipated results or other expectations expressed in the forward-looking statements:

•
general economic conditions, including any recessionary conditions and/or increases in unemployment, either nationally or in our market areas, that are worse than expected;
•
changes in the level and direction of loan delinquencies and write-offs and changes in estimates of the adequacy of the allowance for loan losses;
•
our ability to access cost-effective funding;
•
fluctuations in real estate values and in the conditions;
•
demand for loans, deposits and non-banking services in our market area;
•
our ability to implement and change our business strategies;
•
competition among depository and other financial institutions, including with respect to ability to charge overdraft fees;
•
inflation and changes in the interest rate environment that reduce our margins and yields, the fair value of financial instruments or our level of loan originations, or increase the level of defaults, losses and prepayments on loans we have made and will make;
•
adverse changes in the securities or secondary mortgage markets;
•
changes in laws or government regulations or policies affecting financial institutions and/or their holding companies, including changes in regulatory fees, capital requirements and insurance premiums;
•
monetary and fiscal policies of the U.S. Government, including policies of the U.S. Treasury and the Federal Reserve Board;
•
changes in the quality or composition of our loan or investment portfolios;
•
technological changes that may be more difficult or expensive than expected;

•
the inability of third-party providers to perform as expected;
•
a failure or breach of our operational or information security systems or infrastructure, including cyberattacks;
•
our ability to manage market risk, credit risk and operational risk;
•
our ability to enter new markets successfully and capitalize on growth opportunities;
•
our ability to successfully integrate into our operations any assets, liabilities, customers, systems and management personnel we may acquire and our ability to realize related revenue synergies and cost savings within expected time frames, and any goodwill charges related thereto;
•
changes in consumer spending, borrowing and savings habits;
•
changes in accounting policies and practices, as may be adopted by the bank regulatory agencies, the Financial Accounting Standards Board, the Securities and Exchange Commission or the Public Company Accounting Oversight Board;
•
changes in accounting and/or tax estimates;
•
our ability to retain key employees;
•
the effects of any national or global conflict, war or act of terrorism;
•
the ability of the U.S. Government to remain open, function properly and manage federal debt limits;
•
the impact of a pandemic on our operations and financial results and those of our customers;
•
our compensation expense associated with equity allocated or awarded to our employees; and
•
changes in the financial condition, results of operations or future prospects of issuers of securities that we own.

Critical Accounting Policies

The discussion and analysis of the financial condition and results of operations are based on our financial statements, which are prepared in conformity with GAAP. The preparation of these financial statements requires management to make estimates and assumptions affecting the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities, and the reported amounts of income and expenses. We consider the accounting policies discussed below to be critical accounting policies. The estimates and assumptions that we use are based on historical experience and various other factors and are believed to be reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions, resulting in a change that could have a material impact on the carrying value of our assets and liabilities and our results of operations.

The JOBS Act contains provisions that, among other things, reduce certain reporting requirements for qualifying public companies. As an “emerging growth company,” we may delay adoption of new or revised accounting pronouncements applicable to public companies until such pronouncements are made applicable to private companies. We intend to take advantage of the benefits of this extended transition period. Accordingly, our financial statements may not be comparable to companies that comply with such new or revised accounting standards.

The following represents our critical accounting policy.

Allowance for Credit Losses on Loans. The allowance for credit losses on loans is a valuation account that is deducted from the loans’ amortized cost basis to present the net amount expected to be collected on the loans. Such allowance is based on losses expected to arise over the life of the asset (contractual term). The allowance for credit losses on loans is established through a provision for credit losses charged to earnings. Loan losses are charged against the allowance when management believes the uncollectibility of a loan balance is confirmed. Subsequent recoveries, if any, are credited to the allowance.
We measure the allowance for credit losses on loans using the Scaled CECL Allowance for Losses Estimator (“SCALE”) method, which is a simple, spreadsheet-based method developed by the Federal Reserve Board to assist community banks in calculating a CECL compliant allowance for credit losses using proxy expected lifetime loss rates. The SCALE tool is a template designed for smaller community banks with total assets of less than $1 billion. It uses publicly available data to derive the initial proxy lifetime loss rates. Management uses judgment to further adjust the proxy expected lifetime loss rates with qualitative factors to reflect the facts and circumstances of our internal loss history and credit risk factors for each loan segment. The allowance for credit losses on loans is measured on a collective (pool) basis when similar characteristics exist. We segment our loan portfolio to correspond to call report classification to make peer data more useful.

The allowance for credit losses on loans is evaluated on a regular basis by management. This evaluation is inherently subjective as it requires estimates that are susceptible to significant revision as more information becomes available. For example, an increase of 25 basis points as our adjustment to our lifetime loss rate for qualitative factors for all loan categories at December 31, 2024 would have increased our allowance for credit losses on loans at that date to $5.4 million from $3.6 million.

Loans that do not share risk characteristics are evaluated on an individual loan basis. Loans evaluated individually are not also included in the collective evaluation. For loans that are collateral dependent, that is, when the borrower is experiencing financial difficulty and repayment is expected to be provided substantially through the operation or sale of the collateral, expected credit losses are based on fair value of the collateral at the reporting date, adjusted for selling costs as appropriate.

An unallocated component may be maintained to cover uncertainties that could affect management’s estimate of probable losses. The unallocated portion of the allowance reflects the margin of imprecision inherent in the underlying assumptions used in the methodologies for estimating collectively and individually evaluated loans in the portfolio.

Although we believe that we use the best information available to establish the allowance for credit losses on loans, future adjustments to the allowance may be necessary if economic conditions differ substantially from the assumptions used in making the evaluation. In addition, the Massachusetts Commissioner of Banks and the FDIC, as an integral part of their examination process, periodically review our allowance for credit losses on loans, and as a result of such reviews, we may have to adjust our allowance for credit losses on loans. A large loss could deplete the allowance and require increased provisions to replenish the allowance, which would adversely affect earnings.

For more information on our critical accounting policies, see Note 1 of the notes to our consolidated financial statements.

Comparison of Financial Condition at December 31, 2024 and June 30, 2024

Total Assets. Total assets increased $41.1 million, or 4.8%, to $894.1 million at December 31, 2024, from $853.0 million at June 30, 2024. The increase was primarily due to an increase in loans, partially offset primarily by a decrease in cash and cash equivalents and investment securities.

Cash and Cash Equivalents. Cash and cash equivalents decreased $2.6 million, or 5.8%, to $41.5 million at December 31, 2024 from $44.1 million at June 30, 2024. The decrease was due to using excess cash to fund loan growth.

Investment Securities. Investment securities, comprised of both available for sale and held to maturity securities, aggregated $85.7 million at December 31, 2024 compared to $86.6 million at June 30, 2024, as we used excess cash to fund loan growth instead of investing in securities.

Gross Loans. Loans increased $43.4 million, or 6.3%, to $727.8 million at December 31, 2024 compared to $684.4 million at June 30, 2024. The primary increases were in construction loans ($13.4 million, or 13.2%), multi-family real estate loans ($12.0 million, or 9.6%), commercial real estate loans ($10.5 million, or 12.3%) and one- to four-family residential real estate loans ($10.2 million, or 3.0%) We continued our focus on originating construction and multi-family real estate loans at a higher point in the market interest rate cycle. Our strategy is to continue to grow our loan portfolio, with a focus on commercial real estate, multi-family residential real estate and construction loans, while continuing to originate single-family residential real estate loans to support local homebuyers. The recent increase in one- to four-family residential real estate loans was due to our establishing new broker relationships and our recent efforts to balance our concentration of commercial real estate loans, particularly with respect to our level of regulatory capital.

Deposits. Deposits increased $25.6 million, or 4.0%, to $661.0 million at December 31, 2024 from $635.4 million at June 30, 2024. The increase was due primarily to an increase in certificates of deposit, which increased $25.3 million, or 9.7%, to $287.5 million at December 31, 2024 from $262.2 million at June 30, 2024, as customers continued to hold deposit products with higher interest rates. This increase was comprised of an increase of $30.7 million, or 30.2%, in certificates of deposit in amounts of $250,000 or greater (the limit for federal deposit insurance), and a decrease of $5.4 million, or 3.4%, in certificates of deposit in amounts of less than $250,000. As described above, all of our deposits are fully insured under the

DIF. The increase in deposits was also due to a $17.1 million, or 20.0%, increase in money market accounts, to $102.5 million at December 31, 2024 from $85.5 million at June 30, 2024. The increase in certificates of deposit and money market accounts were offset partially by a decrease of $16.1 million, or 6.9%, in lower-costing NOW and savings accounts from a total of $235.3 million at June 30, 2024 to $219.2 million at December 31, 2024.

Borrowings. Borrowings, which consisted solely of Federal Home Loan Bank of Boston advances, increased $16.0 million, or 12.4%, to $145.5 million at December 31, 2024, compared to $129.5 million from June 30, 2024. Advances were used to fund loan growth that exceeded our increase in deposits, described above.

Total Surplus. Total surplus increased $37,000 and was $80.3 million at each December 31, 2024 and June 30, 2024. Total surplus increased due to a $296,000 decrease in accumulated other comprehensive loss to $1.5 million at December 31, 2024, partially offset by a net loss of $259,000 for the six months ended December 31, 2024.

Comparison of Operating Results for the Three Months Ended December 31, 2024 and 2023

General. We recorded net income of $373,000 and $272,000 for the three months ended December 31, 2024 and 2023, respectively. The increase in net income was due to an increase in interest and dividend income and a decrease in operating expense, partially offset by an increase in interest expense, the provision for credit losses, and a decrease in other income.

Interest and Dividend Income. Interest and dividend income increased $2.0 million, or 23.7%, to $10.5 million for the three months ended December 31, 2024, from $8.5 million for the three months ended December 31, 2023. Interest and fees on loans, which is our primary source of interest income, increased $1.7 million, or 22.2%, to $9.2 million for the three months ended December 31, 2023.

The average balance of loans increased by $74.3 million, or 11.6%, to $716.3 million for the three months ended December 31, 2024, over the average balance for the three months ended December 31, 2023., while the average yield on loans increased by 45 basis points to 5.16% for the three months ended December 31, 2024, from 4.71% for the three months ended December 31, 2023. The increase in the average yield was due to increases in market interest rates as well as in improvement in the composition of our loan portfolio to include a higher percentage of higher yielding construction and commercial real estate loans, as well as multi-family residential real estate loans. The increase in average balance was due to our continuing to pursue new commercial relationships.

Interest Expense. Total interest expense increased $1.6 million, or 31.5%, to $6.5 million for the three months ended December 31, 2024, compared to $4.9 million for the three months ended December 31, 2023. Interest expense on deposits increased $1.1 million, or 29.1%, to $4.9 million for the three months ended December 31, 2024, from $3.8 million for the three months ended December 31, 2023. Our average balance of interest-bearing deposits increased $63.7 million, or 11.9%, to $601.2 million, while our average cost of deposits increased 44 basis points to 3.29% for the three months ended December 31, 2024, from 2.85% for the three months ended December 31, 2023. The increase in the average cost of deposits was due to increases in market interest rates as well as a higher percentage of our deposits consisting of certificates of deposit, which bear higher rates than other deposit categories.

Interest expense on Federal Home Loan Bank advances increased $438,000, or 40.0%, to $1.5 million for the three months ended December 31, 2024, from $1.1 million for the three months ended December 31, 2023. The increase was due to increases in our average balance of Federal Home Loan Bank advances ($39.6 million, or 40.5%) while our average cost of borrowings decreased 2 basis points to 4.47% for the three months ended December 31, 2024, from 4.49% for the three months ended December 31, 2023. As described above, we increased Federal Home Loan Bank borrowings in recent periods primarily to fund loan growth.

Net Interest Income. Net interest income was $4.0 million for the three months ended December 31, 2024, compared to $3.5 million for the three months ended December 31, 2023, as our interest income increased faster than our interest expense. Our interest rate spread increased to 1.49% for the three months ended December 31, 2024 from 1.47% for the three months ended December 31, 2023, while our net interest margin was 1.92% for each period.

Provision for Credit Losses. Based on an analysis of the factors described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies—Allowance for Credit Losses,” we recorded a provision for credit losses of $238,000 for the three months ended December 31, 2024, compared to a provision of $76,000 for the three months ended December 31, 2023. The increase in the provision for credit losses on loans for the three months ended December 31, 2024 was primarily due to an increase in loan balances. The allowance for credit losses on loans was

$3.6 million at December 31, 2024 and $3.1 million at December 31, 2023 and represented 0.50% and 0.47% of total loans at December 31, 2024 and 2023, respectively. The allowance for credit losses for off balance sheet commitments was $1.1 million at December 31, 2024 and $1.2 million at December 31, 2023. The benefit for off balance sheet commitments related to lower balances of loan commitments as the commitments were converted to loans.

Total nonaccrual loans were $1.9 million at December 31, 2024, compared to $1.4 million at December 31, 2023. Total loans past due 30 days or greater were $2.4 million at December 31, 2024 compared to $1.9 million at December 31, 2023. As a percentage of nonperforming loans, the allowance for credit losses on loans was 187.86% at December 31, 2024 compared to 216.55% at December 31, 2023.

Our estimates and assumptions used in the determination of the adequacy of the allowance could be proven incorrect in the future, and the actual amount of future provisions may exceed the amount of past provisions. Any such increase in future provisions that may be required may adversely impact our financial condition and results of operations.

Other Income. Other income information is as follows.

	Three Months Ended December 31,		Change
	2024	2023	Amount	Percent
	(Dollars in thousands)
Customer service fees	$180	$167	$13	7.8%
Bank owned life insurance	118	66	52	78.8%
Gain on marketable equity securities, net	52	165	(113)	(68.5)%
Gain (loss) on investment securities	—	(32)	32	(100.0)%
Gain on sale of fixed assets	—	314	(314)	(100.0)%
Miscellaneous	38	17	21	123.5%
Total other income	$388	$697	$(309)	(44.3)%

Gain on the sale of fixed assets during the 2023 period was related to the sale of a branch building. The decrease in gain on marketable equity securities, net, was due to more favorable market conditions in the prior period. The increase in income on bank owned life insurance was due to the purchase of $4.0 million of additional policies during the 2024 fiscal year.

Operating Expense. Operating expense information is as follows.

	Three Months Ended December 31,		Change
	2024	2023	Amount	Percent
	(Dollars in thousands)
Salaries and employee benefits	$2,174	$2,352	$(178)	(7.6)%
Occupancy and equipment, net	413	386	27	7.0%
Data processing	305	261	44	16.9%
Deposit insurance	207	100	107	107.0%
Marketing and advertising	96	102	(6)	(5.9)%
Other	572	663	(91)	(13.7)%
Total operating expense	$3,767	$3,864	$(97)	(2.5)%

The decrease in salaries and employee benefits was due to lower expenses related to the pension plan, while the increase in deposit insurance expense was due to an increase in FDIC insurance rates and our higher deposit levels.

Income Taxes. Income tax expense decreased to $41,000 for the three months ended December 31, 2024, compared to $56,000 the three months ended December 31, 2023. The effective tax rates were 9.9% and 17.0% for the three months ended December 31, 2024 and 2023, respectively, as we had lower levels of taxable income during the 2024 period.

Average Balances and Yields

The following tables set forth average balance sheets, average yields and costs, and certain other information for the periods indicated. No tax-equivalent yield adjustments have been made, as the effects would be immaterial. All average balances are daily average balances, and the average balance of loans includes non-accrual loans. The yields set forth below include the effect of deferred fees/costs, discounts, and premiums that are amortized or accreted to interest income.

	For the Three Months Ended December 31,
	2024			2023
	Average Outstanding Balance	Interest	Average Yield/Rate (1)	Average Outstanding Balance	Interest	Average Yield/Rate (1)
	(Dollars in thousands)
Interest-earning assets:
Loans	$716,262	$9,245	5.16%	$642,010	$7,565	4.71%
Securities available for sale	32,248	315	3.91%	24,995	182	2.91%
Securities held to maturity	54,394	440	3.24%	46,683	322	2.76%
Interest-bearing deposits and other	38,698	507	5.24%	29,848	427	5.72%
Total interest-earning assets	841,602	10,507	4.99%	743,536	8,496	4.57%
Noninterest-earning assets	29,012			21,944
Allowance for credit losses on loans	(3,467)			(2,944)
Total assets	$867,147			$762,536
Interest-bearing liabilities:
NOW and demand deposits	$52,110	4	0.03%	$75,306	190	1.01%
Savings accounts	162,074	969	2.39%	171,694	1,008	2.35%
Money market accounts	98,441	823	3.34%	55,757	324	2.32%
Certificates of deposit	288,580	3,146	4.36%	234,755	2,307	3.93%
Total interest-bearing deposits	601,205	4,942	3.29%	537,512	3,829	2.85%
Borrowings	137,205	1,534	4.47%	97,643	1,096	4.49%
Total interest-bearing liabilities	738,410	6,476	3.51%	635,155	4,925	3.10%
Other noninterest-bearing liabilities	48,073			49,028
Total liabilities	786,483			684,183
Surplus	80,664			78,353
Total liabilities and surplus	$867,147			$762,536
Net interest income		$4,031			$3,571
Net interest rate spread (2)			1.48%			1.47%
Net interest-earning assets (3)	$103,192			$108,381
Net interest margin (4)			1.92%			1.92%
Average interest-earning assets to interest-bearing liabilities	113.97%			117.06%

(1)
Annualized.
(2)
Net interest rate spread represents the difference between the weighted average yield on interest-earning assets and the weighted average rate of interest-bearing liabilities.
(3)
Net interest-earning assets represent total interest-earning assets less total interest-bearing liabilities.
(4)
Net interest margin represents net interest income divided by average total interest-earning assets.

Rate/Volume Analysis

The following table presents the effects of changing rates and volumes on our net interest income for the periods indicated. The rate column shows the effects attributable to changes in rate (changes in rate multiplied by prior volume). The volume column shows the effects attributable to changes in volume (changes in volume multiplied by prior rate). The total column represents the sum of the prior columns. For purposes of this table, changes attributable to both rate and volume, which cannot be segregated, have been allocated proportionately based on the changes due to rate and the changes due to volume. There were no out-of-period items or adjustments required to be excluded from the table below.

	Three Months Ended December 31, 2024 vs. 2023
	Increase (Decrease) Due to		Total Increase
	Volume	Rate	(Decrease)
	(In thousands)
Interest-earning assets:
Loans	$920	$760	$1,680
Securities available for sale	61	72	133
Securities held to maturity	58	60	118
Interest-bearing deposits and other	112	(32)	80
Total interest-earning assets	1,151	860	2,011
Interest-bearing liabilities:
NOW and demand deposits	(45)	(141)	(186)
Savings accounts	(58)	19	(39)
Money market accounts	317	182	499
Certificates of deposit	569	270	839
Borrowings	442	(4)	438
Total interest-bearing liabilities	1,225	326	1,551
Change in net interest income	$(74)	$534	$460

Comparison of Operating Results for the six months ended December 31, 2024 and 2023

General. We recorded a net loss of $259,000 for the six months ended December 31, 2024 compared to net income of $485,000 for the six months ended December 31, 2023. The decrease in net income was due primarily to increases in interest expense and the provision for credit losses, partially offset by an increase in interest and dividend income and a decrease in income tax expense.

Interest and Dividend Income. Interest and dividend income increased $4.4 million, or 27.3%, to $20.7 million for the six months ended December 31, 2024, from $16.3 million for the six months ended December 31, 2023. Interest and fees on loans, which is our primary source of interest income, increased $3.7 million, or 25.6%, to $18.3 million for the six months ended December 31, 2024, from $14.5 million for the six months ended December 31, 2023.

The average balance of loans increased by $80.5 million, or 12.8%, to $708.5 million for the six months ended December 31, 2024, over the average balance for the six months ended December 31, 2023, while the average yield on loans increased by 52 basis points to 5.15% for the six months ended December 31, 2024, from 4.63% for the six months ended December 31, 2023. The increase in the average yield was due to increases in market interest rates as well as changes in the composition of our loan portfolio to include a higher percentage of higher yielding construction and commercial real estate loans, as well as multi-family residential real estate loans. The increase in average balance was due to our continuing to pursue new commercial relationships.

Interest Expense. Total interest expense increased $4.0 million, or 44.5%, to $12.9 million for the six months ended December 31, 2024, compared to $9.0 million for the six months ended December 31, 2023. Interest expense on deposits increased $2.9 million, or 41.1%, to $10.0 million for the six months ended December 31, 2024, from $7.1 million for the six months ended December 31, 2023. Our average balance of interest-bearing deposits increased $61.8 million, or 11.6%, to $594.7 million, while our average cost of deposits increased 70 basis points to 3.35% for the six months ended December 31, 2024, from 2.65% for the six months ended December 31, 2023. The increase in the average cost of deposits was due to increases in market interest rates as well as a higher percentage of our deposits consisting of certificates of deposit, which bear higher rates than other deposit categories.

Interest expense on Federal Home Loan Bank advances increased $1.1 million, or 56.9%, to $3.0 million for the six months ended December 31, 2024, from $1.9 million for the six months ended December 31, 2023. The increase was due to increases in both our average balance of Federal Home Loan Bank advances ($43.8 million, or 49.3%) and our average cost of borrowings (22 basis points to 4.51% for the six months ended December 31, 2024, from 4.29% for the six months ended December 31, 2023). As described above, we increased Federal Home Loan Bank borrowings in recent periods primarily to fund loan growth. The increase in the average cost of borrowings was due to increases in market interest rates between the periods.

Net Interest Income. Net interest income was $7.8 million for the six months ended December 31, 2024, compared to $7.3 million for the six months ended December 31, 2023, as our interest income increased faster than our interest expense. Our interest rate spread decreased to 1.44% for the six months ended December 31, 2024 from 1.59% for the six months ended December 31, 2023, while our net interest margin decreased to 1.88% for the six months ended December 31, 2024 from 2.01% for the six months ended December 31, 2023. The interest rate spread and net interest margin were both adversely impacted by the increases in market interest rates during 2024.

Provision for Credit Losses. Based on an analysis of the factors described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies—Allowance for Credit Losses,” we recorded a provision for credit losses of $1.4 million for the six months ended December 31, 2024, compared to a provision of $139,000 for the six months ended December 31, 2023. The provision for credit losses on loans was $1.5 million while a benefit of $111,000 was recorded for off balance sheet commitments. The increase in the provision for credit losses on loans for the six months ended December 31, 2024 was primarily due to our charging off approximately 80% of a $1.6 million commercial loan as of September 30, 2024 due to the borrower’s filing for bankruptcy protection and terminating operations of the underlying business. The allowance for credit losses on loans was $3.6 million at December 31, 2024 and $3.1 million at December 31, 2023 and represented 0.50% and 0.47% of total loans at December 31, 2024 and 2023, respectively. The allowance for credit losses for off balance sheet commitments was $1.1 million at December 31, 2024 and $1.2 million at December 31, 2023. The benefit for off balance sheet commitments related to lower balances of loan commitments as they were converted to loans.

Total nonaccrual loans were $1.9 million at December 31, 2024, compared to $1.4 million at December 31, 2023. Total loans past due 30 days or greater were $2.4 million at December 31, 2024 compared to $1.9 million at December 31, 2023. As a percentage of nonperforming loans, the allowance for credit losses on loans was 187.86% at December 31, 2024 compared to 216.55% at December 31, 2023.

Our estimates and assumptions used in the determination of the adequacy of the allowance could be proven incorrect in the future, and the actual amount of future provisions may exceed the amount of past provisions. Any such increase in future provisions that may be required may adversely impact our financial condition and results of operations.

Other Income. Other income information is as follows.

	Six Months Ended December 31,		Change
	2024	2023	Amount	Percent
	(Dollars in thousands)
Customer service fees	$368	$341	$27	7.9%
Bank owned life insurance	235	132	103	78.0%
Gain on marketable equity securities, net	223	73	150	205.5%
Loss on investment securities	—	(32)	32	(100.0)%
Gain on sale of fixed assets	—	314	(314)	(100.0)%
Miscellaneous	63	60	3	5.0%
Total other income	$889	$888	$1	0.1%

Gain on sale of fixed assets during the 2023 period was related to the sale of a bank branch. The increase in gain on marketable equity securities, net, was due to favorable market conditions during the 2024 period, while the increase in income on bank owned life insurance was due to the purchase of $4.0 million of additional policies during the 2024 fiscal year.

Operating Expense. Operating expense information is as follows.

	Six Months Ended December 31,		Change
	2024	2023	Amount	Percent
	(Dollars in thousands)
Salaries and employee benefits	$4,436	$4,567	$(131)	(2.9)%
Occupancy and equipment, net	790	734	56	7.6%
Data processing	652	522	130	24.9%
Deposit insurance	428	191	237	124.1%
Marketing and advertising	192	184	8	4.3%
Other	1,205	1,303	(98)	(7.5)%
Total operating expense	$7,703	$7,501	$202	2.7%

The increase in deposit insurance expense was due to an increase in FDIC insurance rates and our higher deposit levels, while the increase in data processing expense was due to our implementing a new program for electronic communications.

Income Taxes. Income taxes decreased by $257,000 to a benefit of $157,000 for the six months ended December 31, 2024, compared to a provision of $100,000 for the six months ended December 31, 2023. The decrease in the income tax provision was due primarily to a net loss for the 2024 period. The effective tax rates were (37.7)% and 17.1% for the six months ended December 31, 2024 and 2023, respectively.

Average Balances and Yields

The following tables set forth average balance sheets, average yields and costs, and certain other information for the periods indicated. No tax-equivalent yield adjustments have been made, as the effects would be immaterial. All average balances are daily average balances, and the average balance of loans includes non-accrual loans. The yields set forth below include the effect of deferred fees/costs, discounts, and premiums that are amortized or accreted to interest income. Deferred loan fees for the six months ended December 31, 2024 and 2023 were not material.

	For the Six Months Ended December 31,
	2024			2023
	Average Outstanding Balance	Interest	Average Yield/Rate (1)	Average Outstanding Balance	Interest	Average Yield/Rate (1)
	(Dollars in thousands)
Interest-earning assets:
Loans	$708,470	$18,260	5.15%	$627,961	$14,534	4.63%
Securities available for sale	31,000	588	3.79%	25,795	363	2.81%
Securities held to maturity	55,108	933	3.39%	45,523	595	2.61%
Interest-bearing deposits and other	35,878	956	5.33%	29,357	801	5.46%
Total interest-earning assets	830,456	20,737	4.99%	728,636	16,293	4.47%
Noninterest-earning assets	28,227			24,224
Allowance for credit losses on loans	(3,447)			(4,238)
Total assets	$855,236			$748,622
Interest-bearing liabilities:
NOW and demand deposits	$56,469	127	0.45%	$73,923	288	0.78%
Savings accounts	164,589	2,041	2.48%	170,183	1,919	2.26%
Money market accounts	94,165	1,641	3.49%	54,786	536	1.96%
Certificates of deposit	279,453	6,142	4.40%	233,956	4,308	3.68%
Total interest-bearing deposits	594,676	9,951	3.35%	532,848	7,051	2.65%
Borrowings	132,607	2,988	4.51%	88,799	1,905	4.29%
Total interest-bearing liabilities	727,283	12,939	3.56%	621,647	8,956	2.88%
Other noninterest-bearing liabilities	47,741			51,107
Total liabilities	775,024			672,754
Surplus	80,212			75,868
Total liabilities and surplus	$855,236			$748,622
Net interest income		$7,798			$7,337
Net interest rate spread (2)			1.43%			1.59%
Net interest-earning assets (3)	$103,173			$106,989
Net interest margin (4)			1.88%			2.01%
Average interest-earning assets to interest-bearing liabilities	114.19%			117.21%

(1)
Annualized.
(2)
Net interest rate spread represents the difference between the weighted average yield on interest-earning assets and the weighted average rate of interest-bearing liabilities.
(3)
Net interest-earning assets represent total interest-earning assets less total interest-bearing liabilities.
(4)
Net interest margin represents net interest income divided by average total interest-earning assets.

Rate/Volume Analysis

The following table presents the effects of changing rates and volumes on our net interest income for the periods indicated. The rate column shows the effects attributable to changes in rate (changes in rate multiplied by prior volume). The volume column shows the effects attributable to changes in volume (changes in volume multiplied by prior rate). The total column represents the sum of the prior columns. For purposes of this table, changes attributable to both rate and volume, which cannot be segregated, have been allocated proportionately based on the changes due to rate and the changes due to volume. There were no out-of-period items or adjustments required to be excluded from the table below.

	Six Months Ended December 31, 2024 vs. 2023
	Increase (Decrease) Due to		Total Increase
	Volume	Rate	(Decrease)
	(In thousands)
Interest-earning assets:
Loans	$1,976	$1,751	$3,727
Securities available for sale	82	142	224
Securities held to maturity	140	198	338
Interest-bearing deposits and other	173	(18)	155
Total interest-earning assets	2,371	2,073	4,444
Interest-bearing liabilities:
NOW and demand deposits	(58)	(103)	(161)
Savings accounts	(60)	182	122
Money market accounts	529	576	1,105
Certificates of deposit	919	915	1,834
Borrowings	940	143	1,083
Total interest-bearing liabilities	2,270	1,713	3,983
Change in net interest income	$101	$360	$461

Management of Market Risk

General. The majority of our assets and liabilities are monetary in nature. Consequently, our most significant form of market risk is interest rate risk. Our assets, consisting primarily of mortgage loans, have longer maturities than our liabilities, consisting primarily of deposits. As a result, a principal part of our business strategy is to manage the impact of changes in market interest rates on net interest income and capital. We have an Asset/Liability Committee that is responsible for evaluating the interest rate risk inherent in our assets and liabilities, for determining the level of risk that is appropriate, given our business strategy, operating environment, capital, liquidity and performance objectives, and for managing this risk consistent with the guidelines approved by the board of trustees. The Committee establishes and monitors the volume, maturities, pricing and mix of assets and funding sources with the objective of managing assets and funding sources to provide results that are consistent with liquidity, growth, risk limits and profitability goals.

As part of our ongoing asset-liability management, we use the following strategies to manage our interest rate risk:

•
emphasizing the marketing of our non-interest-bearing demand, money market, savings and demand accounts;
•
investing in short- to medium-term repricing and/or maturing investment securities whenever the market allows;
•
maintaining capital levels that exceed those required for well-capitalized status under federal banking regulations;
•
maintaining prudent levels of liquidity;
•
managing our utilization of wholesale funding with borrowings and brokered deposits; and
•
continuing to diversify our loan portfolio by adding more commercial-related loans and consumer loans, which typically have shorter maturities.

We do not engage in hedging activities, such as engaging in futures, options or interest rate swap transactions, nor invest in high-risk mortgage derivatives, such as collateralized mortgage obligation residual interests, real estate mortgage investment conduit residual interests or stripped mortgage-backed securities.

Net Interest Income. We analyze our sensitivity to changes in interest rates through a net interest income model. Net interest income is the difference between the interest income we earn on our interest-earning assets, such as loans and securities, and the interest we pay on our interest-bearing liabilities, such as deposits and borrowings. We estimate what our net interest income would be for a 12-month period. We then calculate what the net interest income would be for the same period under the assumptions that the United States Treasury yield curve increases or decreases instantaneously by up to 300 basis points, with changes in interest rates representing immediate and permanent, parallel shifts in the yield curve. A basis point equals one-hundredth of one percent, and 100 basis points equals one percent. An increase in interest rates from 2% to 3% would mean, for example, a 100 basis point increase in the “Change in Interest Rates” column below.

The tables below sets forth, as of December 31, 2024 and June 30, 2024, the calculation of the estimated changes in our net interest income that would result from the designated instantaneous changes in the United States Treasury yield curve.

At December 31, 2024
Change in Interest Rates (Basis Points) (1)	Net Interest Income Year 1 Forecast	Year 1 Change From Level
	(Dollars in thousands)
+300	$12,008	(35.0)%
+200	14,383	(22.1)%
+100	16,666	(9.7)%
Level	18,464	—
-100	19,277	4.4%
-200	19,891	7.7%
-300	20,393	10.5%

(1)
Assumes an instantaneous uniform change in interest rates at all maturities.

At June 30, 2024
Change in Interest Rates (Basis Points) (1)	Net Interest Income Year 1 Forecast	Year 1 Change From Level
	(Dollars in thousands)
+300	$10,385	(34.9)%
+200	12,304	(22.8)%
+100	14,189	(11.0)%
Level	15,940	—
-100	16,959	6.4%
-200	17,367	8.9%
-300	17,778	11.5%

(1)
Assumes an instantaneous uniform change in interest rates at all maturities.

The tables above indicate that at December 31, 2024, in the event of an instantaneous parallel 200 basis point increase in interest rates, we would have experienced a 22.1% decrease in net interest income, and in the event of an instantaneous parallel 200 basis point decrease in interest rates, we would have experienced a 7.7% increase in net interest income and at June 30, 2024, in the event of an instantaneous parallel 200 basis point increase in interest rates, we would have experienced a 22.8% decrease in net interest income, and in the event of an instantaneous parallel 200 basis point decrease in interest rates, we would have experienced a 8.9% increase in net interest income.

Economic Value of Equity. We also compute amounts by which the net present value of our assets and liabilities (economic value of equity, or “EVE”) would change in the event of a range of assumed changes in market interest rates. This model uses a discounted cash flow analysis and an option-based pricing approach to measure the interest rate sensitivity of net portfolio value. The model estimates the economic value of each type of asset, liability and off-balance sheet contract under the assumptions that the United States Treasury yield curve increases or decreases instantaneously by up to 300 basis points, with changes in interest rates representing immediate and permanent, parallel shifts in the yield curve.

The tables below sets forth, as of December 31, 2024 and June 30, 2024, the calculation of the estimated changes in our EVE that would result from the designated immediate changes in the United States Treasury yield curve.

At December 31, 2024
		Estimated Increase (Decrease) in EVE		EVE as a Percentage of Present Value of Assets (3)
Change in Interest Rates (Basis Points)(1)	Estimated EVE (2)	Amount	Percent	EVE Ratio (4)	Increase (Decrease) (Percent)
		(Dollars in thousands)
+300	$37,537	$(38,873)	(50.9)%	4.9%	(46.5)%
+200	52,727	(23,683)	(31.0)%	6.6%	(27.0)%
+100	65,910	(10,500)	(13.7)%	8.1%	(11.4)%
—	76,410	—	—	9.1%	—
-100	85,217	8,807	11.5%	9.9%	8.3%
-200	84,868	8,459	11.1%	9.6%	5.5%
-300	85,891	9,481	12.4%	9.5%	4.5%

(1)
Assumes an immediate uniform change in interest rates at all maturities.
(2)
EVE is the discounted present value of expected cash flows from assets, liabilities and off-balance sheet contracts.
(3)
Present value of assets represents the discounted present value of incoming cash flows on interest-earning assets.
(4)
EVE Ratio represents EVE divided by the present value of assets.

At June 30, 2024
		Estimated Increase (Decrease) in EVE		EVE as a Percentage of Present Value of Assets (3)
Change in Interest Rates (Basis Points) (1)	Estimated. EVE (2)	Amount	Percent	EVE Ratio (4)	Increase (Decrease) (Percent)
		(Dollars in thousands)
+300	$30,105	$(39,142)	(56.5)%	4.2%	(52.2)%
+200	46,018	(23,229)	(33.5)%	6.1%	(29.4)%
+100	59,554	(9,693)	(14.0)%	7.7%	(11.5)%
—	69,248	—	—	8.7%	—
-100	77,981	8,763	12.6%	9.5%	9.2%
-200	75,905	6,657	9.6%	9.0%	4.1%
-300	75,835	6,587	9.5%	8.8%	1.8%

(1)
Assumes an immediate uniform change in interest rates at all maturities.
(2)
EVE is the discounted present value of expected cash flows from assets, liabilities and off-balance sheet contracts.
(3)
Present value of assets represents the discounted present value of incoming cash flows on interest-earning assets.
(4)
EVE Ratio represents EVE divided by the present value of assets.

The tables above indicate that at December 31, 2024, in the event of an instantaneous parallel 200 basis point increase in interest rates, we would have experienced a 31.0% decrease in EVE, and in the event of an instantaneous parallel 200 basis point decrease in interest rates, we would have experienced a 11.1% increase in EVE, and at June 30, 2024, in the event of an instantaneous parallel 200 basis point increase in interest rates, we would have experienced a 33.5% decrease in EVE, and in the event of an instantaneous parallel 200 basis point decrease in interest rates, we would have experienced a 9.6% increase in EVE.

At December 31, 2024, all estimated changes described above with respect to net interest income and EVE with respect to potential increases in market interest rates were not in compliance with the current policy limits established by the board of trustees. We have determined that selling assets to comply with our internal policies would result in a significant loss that would deplete capital and, as a result, restrict future growth, while providing limited benefit during a period of declining market interest rates, as has begun in the latter half of 2024.

Certain shortcomings are inherent in the methodologies used in the above interest rate risk measurements. Modeling changes require making certain assumptions that may or may not reflect the manner in which actual yields and costs respond to changes in market interest rates. In this regard, the changes in net interest income and net economic value tables presented assume that the composition of our interest-sensitive assets and liabilities existing at the beginning of a period remains constant over the period being measured and assumes that a particular change in interest rates is reflected uniformly across the yield curve regardless of the duration or repricing of specific assets and liabilities. Accordingly, although the tables provide an indication of our interest rate risk exposure at a particular point in time, such measurements are not intended to and do not provide a precise forecast of the effect of changes in market interest rates, and actual results may differ. Furthermore, although certain assets and liabilities may have similar maturities or periods to repricing, they may react in different degrees to changes in market interest rates. Additionally, certain assets, such as adjustable-rate loans, have features that restrict changes in interest rates both on a short-term basis and over the life of the asset. In the event of changes in interest rates, prepayment and early withdrawal levels would likely deviate significantly from those assumed in calculating the tables.

Interest rate risk calculations also may not reflect the fair values of financial instruments. For example, decreases in market interest rates can increase the fair values of our loans, deposits and borrowings.

Liquidity and Capital Resources

Liquidity is our ability to meet current and future financial obligations that arise in the ordinary course of business. Liquidity is primarily needed to meet the borrowing and deposit withdrawal requirements of our customers and to fund current and planned expenditures. Our primary sources of funds are deposits, principal and interest payments on loans and securities and proceeds from maturities and calls of securities. We also have the ability to borrow from the Federal Home Loan Bank of Boston. At December 31, 2024, we had $145.5 million outstanding in advances from the Federal Home Loan Bank of Boston. At December 31, 2024, we had the ability to borrow $107.9 million in additional Federal Home Loan Bank of Boston advances. At December 31, 2024, we had a $5.3 million line of credit with the Federal Home Loan Bank of Boston, $4.5 million of which was drawn at December 31, 2024. Additionally, at December 31, 2024, we had a $11.1 million secured line of credit through the Federal Reserve Borrower in Custody program. At that date, there were no amounts outstanding.

While maturities and scheduled amortization of loans and securities are predictable sources of funds, deposit flows and loan prepayments are greatly influenced by general interest rates, economic conditions, and competition. Our most liquid assets are cash and cash equivalents. The levels of these assets depend on our operating, financing, lending, and investing activities during any given period.

We test the level of our liquidity monthly and quarterly. Our monthly liquidity test is the ratio of basic surplus (deficit) divided by total assets, with basic surplus/deficit consisting of liquid assets (cash and due from banks, federal funds sold, securities available for sale, loans held for sale, total equities and securities maturities and payment) divided by investment commitments (loan commitments, 10% of certificates of deposit maturing within 30 days and 5% of non-maturing deposits). Our key quarterly test is the Primary Liquidity ratio, which we calculate as total liquid assets (cash and due from banks, federal funds sold and all securities that are not pledged to secure borrowing) as a percentage of total assets.

We seek minimum a monthly liquidity ratio of 4% to 6% of assets, and a minimum quarterly Primary Liquidity ratio of 15%. Primary Liquidity measures total liquid assets consisting of, Cash & Due from Banks, Federal Funds Sold and unpledged securities, to total assets. At December 31, 2024 and June 30, 2024, we were in compliance with both of these guidelines.

Our cash flows are comprised of three primary classifications: cash flows from operating activities, investing activities, and financing activities. Net cash provided by (used in) operating activities was ($277,000) and $804,000 for the six months ended December 31, 2024 and 2023, respectively. Net cash used by investing activities, which consists primarily of disbursements for loan originations and the purchase of investment securities, offset by principal collections on loans and proceeds from maturing securities and pay downs on securities, was $44.1 million and $58.7 million for the six months ended December 31, 2024 and 2023, respectively. Net cash provided by financing activities was $41.9 million and $49.9 million for the six months ended December 31, 2024 and 2023, respectively.

We are committed to maintaining a strong liquidity position. We monitor our liquidity position on a daily basis. We anticipate that we will have sufficient funds to meet our current funding commitments based on our current strategy to increase loans with an increase in core deposits and the continued use of Federal Home Loan Bank of Boston advances, as needed.

At December 31, 2024, Winchester Savings Bank exceeded its applicable regulatory capital requirement, and was considered “well capitalized” under regulatory guidelines.

The net proceeds from the offering will significantly increase our liquidity and capital resources. Over time, the initial level of liquidity will be reduced as net offering proceeds are used for general corporate purposes, including funding loans. Our financial condition and results of operations will be enhanced by the net proceeds from the offering, which will increase our net interest-earning assets and net interest income. However, due to the increase in equity resulting from the net proceeds, as well as other factors associated with the offering, our return on equity will be lower immediately following the offering.

Recent Accounting Pronouncements

There are no recent accounting pronouncements issued, but not yet adopted, that are expected to have a significant impact on our financial statements. As an emerging growth company, we have elected to use the extended transition period to delay the adoption of new or re-issued accounting pronouncements applicable to public companies until such pronouncements are applicable to private companies.

Impact of Inflation and Changing Prices

The financial statements and related data presented herein have been prepared in accordance with GAAP, which requires the measurement of financial position and operating results in terms of historical dollars without considering changes in the relative purchasing power of money over time due to inflation. The primary impact of inflation on our operations is reflected in increased operating costs. Unlike most industrial companies, virtually all of the assets and liabilities of a financial institution are monetary in nature. As a result, interest rates, generally, have a more significant impact on a financial institution’s performance than does inflation. Interest rates do not necessarily move in the same direction or to the same extent as the prices of goods and services.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

See Item 2, above.

Item 4. Controls and Procedures.

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by the quarterly report. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the period covered by this report, our disclosure controls and procedures are effective to ensure that information required to be disclosed in the reports that we file or submit under the Securities and Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms.

There has been no change in our internal control over financial reporting during the most recent fiscal quarter that has materially affected or is reasonably likely to materially affect our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

We are not involved in any pending legal proceedings as a plaintiff or defendant other than routine legal proceedings occurring in the ordinary course of business, and at December 31, 2024, we were not involved in any legal proceedings, the outcome of which would be material to our financial condition or results of operations.

Item 1A. Risk Factors.

Not applicable, as the Registrant is a smaller reporting company.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

a)
There were no sales of unregistered securities during the period covered by this Report.
b)
Not applicable.
c)
There were no issuer repurchases of securities during the period covered by this Report.

Item 3. Defaults Upon Senior Securities.

Not applicable.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

Furnish the exhibits required by Item 601 of Regulation S-K (§ 229.601 of this chapter).

Exhibit Number	Description
31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

* Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Winchester Bancorp, Inc

Date: March 27, 2025	By:	/s/ John A. Carroll
John A. Carroll
President and Chief Executive Officer

Date: March 27, 2025	By:	/s/ Elda Heller
Elda Heller
Executive Vice President Chief Financial Officer and Treasurer