Form 10-Q
period 2025-03-31
Winchester Bancorp, Inc./MD/
filed 2025-05-12
CIK 2047235

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2025

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

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of May 12, 2025, the registrant had 9,295,376 shares of common stock outstanding.

Explanatory Note

Winchester Bancorp, Inc., a Maryland corporation (the "Company"), was formed on December 6, 2024 to serve as the bank holding company for Winchester Savings Bank and Subsidiaries (the "Bank") as part of the Bank's mutual holding company reorganization. As of March 31, 2025 the reorganization had not been completed, and, as of that date, the Registrant had no assets or liabilities, and had not conducted any business other than that of an organizational nature. Accordingly, financial and other information of the Bank is included in this Quarterly Report.

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

Winchester Savings Bank and Subsidiaries

Consolidated Balance Sheets (unaudited)

March 31, 2025 and June 30, 2024

	March 31,	June 30,
	2025	2024
	(In thousands)
Assets
Cash and due from banks	$7,833	$3,183
Interest-bearing deposits	58,784	40,931
Total cash and cash equivalents	66,617	44,114
Securities available for sale, at fair value	34,986	31,090
Marketable equity securities, at fair value	2,263	2,112
Securities held to maturity, at amortized cost	51,778	55,548
Federal Home Loan Bank stock, at cost	6,100	5,763
Loans, net of allowance for credit losses of $3,600 at March 31, 2025 and $3,451 at June 30, 2024	727,728	681,951
Bank owned life insurance	10,810	10,459
Premises and equipment, net	6,612	6,981
Accrued interest receivable	3,061	3,165
Other assets	13,137	11,785
	$923,092	$852,968
Liabilities and Surplus
Non-interest-bearing deposits	$86,435	$52,442
Interest-bearing deposits	616,646	582,951
Federal Home Loan Bank advances	131,000	129,469
Mortgagors’ escrow accounts	1,867	1,642
Net deferred tax liability	235	70
Accrued expenses and other liabilities	5,995	6,106
Total liabilities	842,178	772,680
Commitments and contingencies
Surplus	82,140	82,094
Accumulated other comprehensive loss	(1,226)	(1,806)
Total surplus	80,914	80,288
	$923,092	$852,968

The accompanying notes are an integral part of these condensed consolidated financial statements.

Winchester Savings Bank and Subsidiaries

Consolidated Statements of Operations (unaudited)

	Three months ended		Nine months ended
	March 31,		March 31,
	2025	2024	2025	2024
	(In thousands)
Interest and dividend income:
Interest and fees on loans	$9,479	$7,886	$27,739	$22,420
Interest and dividends on securities	744	660	2,266	1,619
Interest on federal funds sold and other interest-bearing deposits	390	496	1,347	1,296
Total interest and dividend income	10,613	9,042	31,352	25,335
Interest expense:
Interest on deposits	4,681	4,311	14,633	11,362
Interest on Federal Home Loan Bank advances	1,559	1,264	4,547	3,169
Total interest expense	6,240	5,575	19,180	14,531
Net interest income	4,373	3,467	12,172	10,804
Provision (benefit) for credit losses	(21)	100	1,379	239
Net interest income, after provision (benefit) for credit losses	4,394	3,367	10,793	10,565
Other income:
Customer service fees	167	161	535	502
Income on bank owned life insurance	115	65	351	197
Loss on available for sale securities, net	—	—	—	(33)
Gain (loss) on marketable equity securities, net	(71)	219	152	292
Gain on sale of fixed assets	—	—	—	314
Miscellaneous	88	33	150	96
Total other income	299	478	1,188	1,368
Operating expenses:
Salaries and employee benefits	2,531	2,134	6,967	6,701
Occupancy and equipment, net	409	395	1,199	1,130
Data processing	356	305	1,008	827
Deposit insurance	210	128	638	319
Marketing and advertising	120	96	312	280
Other general and administrative	695	614	1,901	1,917
Total operating expenses	4,321	3,672	12,025	11,174
Income (loss) before income taxes	372	173	(44)	759
Provision (benefit) for income taxes	67	(19)	(90)	81
Net income	$305	$192	$46	$678

The accompanying notes are an integral part of these condensed consolidated financial statements.

Winchester Savings Bank and Subsidiaries

Consolidated Statements of Comprehensive Income (unaudited)

	Three months ended		Nine months ended
	March 31,		March 31,
	2025	2024	2025	2024
	(In thousands)
Net income	$305	$192	$46	$678
Other comprehensive income (loss):
Securities available for sale:
Unrealized holding gains (losses)	367	(9)	749	715
Reclassification adjustment for losses realized in income	—	—	—	33
Net unrealized gains (losses)	367	(9)	749	748
Tax effect	(83)	2	(169)	(168)
Net-of-tax amount	284	(7)	580	580
Comprehensive income	$589	$185	$626	$1,258

The accompanying notes are an integral part of these consolidated financial statements.

Winchester Savings Bank and Subsidiaries

Consolidated Statements of Changes in Surplus (unaudited)

Three Months Ended March 31, 2025 and 2024

	Surplus	Accumulated Other Comprehensive Income (Loss)	Total Surplus
	(In thousands)
Balance at December 31, 2024	$81,835	$(1,510)	$80,325
Comprehensive income	305	284	589
Balance at March 31, 2025	$82,140	$(1,226)	80,914

Balance at December 31, 2023	$81,794	$(2,671)	$79,123
Comprehensive income (loss)	192	(7)	185
Balance at March 31, 2024	$81,986	$(2,678)	$79,308

The accompanying notes are an integral part of these consolidated financial statements.

Winchester Savings Bank and Subsidiaries

Consolidated Statements of Changes in Surplus (unaudited)

Nine Months Ended March 31, 2025 and 2024

	Surplus	Accumulated Other Comprehensive Income (Loss)	Total Surplus
	(In thousands)
Balance at June 30, 2024	$82,094	$(1,806)	$80,288
Comprehensive income	46	580	626
Balance at March 31, 2025	$82,140	$(1,226)	$80,914

Balance at June 30, 2023	$80,304	$(3,258)	$77,046
Cumulative effect of change in accounting principle (1)	1,004	—	1,004
Comprehensive income	678	580	1,258
Balance at March 31, 2024	$81,986	$(2,678)	$79,308

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

Winchester Savings Bank and Subsidiaries

Consolidated Statements of Cash Flows (unaudited)

For the Nine Months Ended March 31, 2025 and 2024

	Nine months ended
	March 31,
	2025	2024
	(In thousands)
Cash flows from operating activities:
Net income	$46	$678
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for credit losses	1,379	239
Net amortization of securities	273	316
Depreciation and amortization	627	540
Increase in cash surrender value of bank owned life insurance	(351)	(197)
Accretion of net deferred loan origination costs	(41)	(34)
Losses on debt securities, net	—	33
Gain on marketable equity securities, net	(152)	(292)
Net change in:
Accrued interest receivable	104	(638)
Other assets	(1,204)	(2,165)
Accrued expenses and other liabilities	(110)	1,967
Net cash provided by operating activities	571	447
Cash flows from investing activities:
Activity in securities available for sale:
Maturities, calls and prepayments	14,153	3,197
Sales	—	2,072
Purchases	(17,493)	(9,000)
Activity in securities held to maturity:
Maturities, calls and prepayments	12,688	5,661
Purchases	(9,000)	(13,479)
Purchase of bank-owned life insurance	—	(4,000)
Purchase of Federal Home Loan Bank stock	(338)	(1,168)
Loan originations, net of principal payments	(47,262)	(56,800)
Purchase of premises and equipment, net	(259)	(1,600)
Net cash used by investing activities	(47,511)	(75,117)
Cash flows from financing activities:
Net increase in deposits	67,689	30,459
Net change in short-term Federal Home Loan Bank advances	(15,470)	47,775
Proceeds from long-term Federal Home Loan Bank advances	30,000	99,000
Repayment of long-term Federal Home Loan Bank advances	(13,000)	(113,424)
Net increase in mortgagors’ escrow accounts	224	220
Net cash provided by financing activities	69,443	64,030
Net change in cash and cash equivalents	22,503	(10,640)
Cash and cash equivalents at beginning of year	44,114	52,178
Cash and cash equivalents at end of year	$66,617	$41,538
Supplemental cash flow information:
Interest paid on deposits	$14,647	$11,276
Interest paid on Federal Home Loan Bank advances	4,847	2,909
Income taxes paid, net of refunds	232	475

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

Reorganization

On December 4, 2024, The Board of Trustees of the Bank adopted a plan of reorganization from a Mutual Savings Bank to a Mutual Holding Company and Plan of Stock Issuance (the "Plan"). The Plan is subject to the approval of the Federal Deposit Insurance Corporation and the Massachusetts Division of Banks, and the reorganization must also be approved by the Board of Governors of the Federal Reserve System. Pursuant to the Plan, the Bank proposes to reorganize into a mutual holding company form of ownership. The Bank will become a stock savings bank and issue all its outstanding stock to a new holding company, which will be named Winchester Bancorp, Inc. Pursuant to the Plan, the new holding company will sell stock to the public, with the total offering value and number of shares of common stock based on an independent appraiser's valuation. Winchester Bancorp, Inc. will be organized as a corporation under the laws of the State of Maryland and will offer 45% of its common stock to be outstanding to the Bank's eligible depositors, the Bank's employee stock ownership plan being formed in connection with the organization, a charitable foundation and certain other persons. Winchester Bancorp, MHC will be organized as a mutual holding company under the laws of the Commonwealth of Massachusetts and will own 55% of the common stock of Winchester Bancorp, Inc. to be outstanding upon completion of the reorganization and stock issuance.

The cost of reorganization and stock issuance will be deferred and deducted from the sales proceeds of the offering. As of March 31, 2025, $1.4 million of reorganization costs had been incurred.

On April 30, 2025, the Bank completed the transactions contemplated by the Plan, including the sale of 3,997,012 shares of common stock in the stock offering at a per share price of $10.00 per share. As a result of the reorganization, the Company has 9,295,376 shares of common stock outstanding.

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

The Bank’s allowance for credit losses on off-balance sheet credit exposures is recognized as a liability in accrued expenses and other liabilities on the consolidated balance sheets, with adjustments to the reserve recognized in the provision for credit losses in the consolidated statements of operations. The estimate of credit loss incorporates assumptions for both the likelihood and amount of funding over the estimated life of the commitments, for the risk of loss, and current conditions and expectations. Management periodically reviews and updates the assumptions.

Recent accounting pronouncements

Management has not identified any Accounting Standards Updates that have been issued but are not yet effective and could have a significant impact on the Bank’s financial reporting or disclosure requirements.

2.
RESTRICTIONS ON CASH AND AMOUNTS DUE FROM BANKS

From time to time, the Bank is required to maintain average balances on hand or with the Federal Reserve Bank. There were no required reserve balances at March 31, 2025 and June 30, 2024.

3.
SECURITIES

The amortized cost and fair value of available for sale and held to maturity securities, at March 31, 2025 and June 30, 2024, with gross unrealized gains and losses, follows:

	March 31, 2025
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In thousands)
Securities Available for Sale
U.S. Government agency and U.S. Government- sponsored enterprise obligations	$5,000	$—	$(29)	$4,971
U.S. Government agency and U.S. Government- sponsored enterprise residential mortgage- backed securities	12,511	33	(42)	12,502
Corporate bonds and obligations	18,044	—	(1,453)	16,591
Municipal bonds	924	—	(2)	922
Total securities available for sale	$36,479	$33	$(1,526)	$34,986
Securities Held to Maturity
U.S. Government and U.S. Government-sponsored enterprise obligations	$28,720	$—	$(1,179)	$27,541
U.S. Government agency and U.S. Government- sponsored enterprise residential mortgage- backed securities	11,766	82	(247)	11,601
Corporate bonds and obligations	9,336	—	(1,044)	8,292
Municipal bonds	1,956	274	(105)	2,125
Total securities held to maturity	$51,778	$356	$(2,575)	$49,559

	June 30, 2024
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In thousands)
Securities Available for Sale
U.S. Government agency and U.S. Government- sponsored enterprise obligations	$10,333	$—	$(19)	$10,314
U.S. Government agency and U.S. Government- sponsored enterprise residential mortgage- backed securities	2,894	—	(75)	2,819
Corporate bonds and obligations	18,211	—	(2,123)	16,088
Municipal bonds	1,894	—	(25)	1,869
Total securities available for sale	$33,332	$—	$(2,242)	$31,090
Securities Held to Maturity
U.S. Government and U.S. Government-sponsored enterprise obligations	$32,220	$—	$(1,806)	$30,414
U.S. Government agency and U.S. Government- sponsored enterprise residential mortgage- backed securities	11,396	44	(321)	11,119
Corporate bonds and obligations	9,406	—	(1,405)	8,001
Municipal bonds	2,526	251	(156)	2,621
Total securities held to maturity	$55,548	$295	$(3,688)	$52,155

The amortized cost and fair value of debt securities by contractual maturity at March 31, 2025 are shown as follows. Expected maturities may differ from contractual maturities because the issuers, in certain instances, have the right to call or prepay obligations with or without call or prepayment penalties.

	Available for Sale		Held to Maturity
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(In thousands)
Within 1 year	$924	$922	$498	$498
Over 1 year through 5 years	13,884	12,931	27,370	25,920
Over 5 years through 10 years	6,160	5,655	4,147	3,608
Over 10 years	3,000	2,976	7,997	7,932
	23,968	22,484	40,012	37,958
U.S. Government agency and U.S. Government- sponsored enterprise residential mortgage- backed securities	12,511	12,502	11,766	11,601
Total securities	$36,479	$34,986	$51,778	$49,559

There were no realized losses on securities for the three or nine months ended March 31, 2025, and for the three months ended March 31, 2024. During the nine months ended March 31, 2024, the Bank realized $33,000 of losses on sales of securities available for sale.

Allowance for Credit Losses-Securities

Available for sale (AFS) and held to maturity (HTM) securities, which are issued by the United States Treasury or are guaranteed by government agencies do not currently have an allowance for credit loss as the Bank determined these securities are either backed by the full faith and credit of the U.S. government and/or there is an unconditional commitment to make interest payments and to return the principal investment in full to investors when a debt security reaches maturity. In assessing the Bank’s investments in government-sponsored and U.S. government guaranteed mortgage-backed securities and government-sponsored enterprise obligations, the contractual cash flows of these investments are guaranteed by the respective government-sponsored enterprise. Accordingly, it is expected that the securities would not be settled at a price less than the par value of the Bank’s investments. The Bank will evaluate this position no less than annually, however, certain items which may cause the Bank to change this methodology include legislative changes that reduce or eliminate the U.S. government’s implicit guarantee on such securities. Any expected credit losses would be presented as an allowance for credit loss. For corporate and municipal bonds, whether they are AFS or HTM, a probability of default and a loss given default analysis is performed to determine whether an allowance for credit losses is needed. There was no allowance for credit losses established on AFS or HTM securities during the nine months ended March 31, 2025.

Information pertaining to securities with gross unrealized losses at March 31, 2025 and June 30, 2024, aggregated by investment category and length of time that individual securities have been in a continuous loss position, follows:

	Less Than Twelve Months		Over Twelve Months
	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value
		(In thousands)
March 31, 2025
Securities Available for Sale
U.S. Government and U.S. Government- sponsored enterprise obligations	$29	$4,971	$—	$—
U.S. Government agency and U.S. Government- sponsored enterprise residential mortgage- backed securities	40	9,322	2	105
Corporate bonds and obligations	—	—	1,453	16,591
Municipal bonds	—	—	2	922
Total securities available for sale	$69	$14,293	$1,457	$17,618
Securities Held to Maturity
U.S. Government and U.S. Government-sponsored enterprise obligations	$27	$4,970	$1,152	$22,073
U.S. Government agency and U.S. Government- sponsored enterprise residential mortgage- backed securities	13	1,911	234	3,244
Corporate bonds and obligations	—	—	1,044	8,292
Municipal bonds	—	—	105	1,126
Total securities held to maturity	$40	$6,881	$2,535	$34,735

	Less Than Twelve Months		Over Twelve Months
	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value
		(In thousands)
June 30, 2024
Securities Available for Sale
U.S. Government and U.S. Government- sponsored enterprise obligations	$15	$8,985	$4	$1,329
U.S. Government agency and U.S. Government- sponsored enterprise residential mortgage- backed securities	—	—	75	2,785
Corporate bonds and obligations	—	—	2,123	16,089
Municipal bonds	—	—	25	1,869
Total securities available for sale	$15	$8,985	$2,227	$22,072
Securities Held to Maturity
U.S. Government and U.S. Government-sponsored enterprise obligations	$18	$6,986	$1,788	$21,436
U.S. Government agency and U.S. Government- sponsored enterprise residential mortgage- backed securities	—	—	321	4,251
Corporate bonds and obligations	—	—	1,405	8,001
Municipal bonds	—	—	156	1,621
Total securities held to maturity	$18	$6,986	$3,670	$35,309

The Bank monitors the credit quality of securities through the use of credit ratings. Management evaluates debt securities for impairment at least quarterly, and more frequently when economic or market concerns warrant such evaluation.

At March 31, 2025, 139 debt securities have unrealized losses with aggregate depreciation of 5.28% of the Bank’s amortized cost basis. The decline in market value is attributable to changes in interest rates and not to credit quality, and the Bank currently does not believe it is probable that it will be unable to collect all amounts due according to the contractual terms of the investments. Therefore, it is expected that the securities would not be settled at a price less than the par value of the investment. Because the Bank does not intend to sell the securities and it is not “more likely than not” that the Bank will be required to sell the securities before recovery of their amortized cost bases, which may be maturity, the Bank does not consider these securities to be impaired at March 31, 2025.

Accrued Interest Receivable

There were no write offs during the nine months ended March 31, 2025 and the year ended June 30, 2024. The balance of accrued interest receivable on investments was $695,000 and $813,000 at March 31, 2025 and June 30, 2024, respectively.

Marketable equity securities

At March 31, 2025, marketable equity securities include common stock securities in industry sectors related to technology, consumer staples, financial services, aerospace and other. Net realized and unrealized gains (losses) recognized in earnings during the three months ended March 31, 2025 and 2024 were ($71,000) and $219,000, respectively. Net realized and unrealized gains recognized in earnings during the nine months ended March 31, 2025 and 2024 were $152,000 and $292,000, respectively. As of March 31, 2025 and June 30, 2024, the net unrealized gain on marketable equity securities was $1.2 million and $1.1 million, respectively.

4.
LOANS

A summary of the balances of loans follows:

	March 31,	June 30,
	2025	2024
	(In thousands)
Mortgage loans:
Residential real estate	$345,824	$338,903
Commercial real estate	101,499	85,402
Multi-family	149,036	124,843
Construction	102,369	101,413
Home equity loans and lines-of-credit	26,323	26,697
Total mortgage loans	725,051	677,258
Commercial loans	4,743	6,591
Consumer loans	352	520
Total loans	730,146	684,369
Allowance for credit losses	(3,600)	(3,451)
Net deferred loan origination costs	1,182	1,033
Loans, net	$727,728	$681,951

The Bank has sold mortgage loans in the secondary mortgage market and has retained the servicing responsibility and receives fees for the services provided. Total loans serviced for others at March 31, 2025 and June 30, 2024 amounted to $22.8 million and $24.8 million, respectively, and are not included on the accompanying consolidated balance sheets.

Activity in the allowance for credit losses, by segment, for the three months ended March 31, 2025 follows:

	Residential Real Estate	Commercial Real Estate	Multi-family	Construction	Home Equity	Commercial	Consumer	Unallocated	Total
	(In thousands)
Allowance for credit losses-loans
Balance at December 31, 2024	$1,365	$512	$731	$806	$102	$76	$5	$38	$3,635
Provision (benefit) for credit losses	54	35	71	(113)	6	3	(3)	(38)	15
Loans charged-off	—	—	—	—	—	(50)	—	—	(50)
Recoveries	—	—	—	—	—	—	—	—	—
Balance at March 31, 2025	$1,419	$547	$802	$693	$108	$29	$2	$—	$3,600

	Residential Real Estate	Commercial Real Estate	Multi-family	Construction	Home Equity	Commercial	Consumer	Unallocated	Total
	(In thousands)
Allowance for off balance sheet credit exposures
Balance at December 31, 2024	$38	$6	$10	$1,005	$3	$15	$—	$—	$1,077
Provision (benefit) for credit losses	29	38	55	(157)	2	(3)	—	—	(36)
Balance at March 31, 2025	$67	$44	$65	$848	$5	$12	$—	$—	$1,041

Activity in the allowance for credit losses for the nine months ended March 31, 2025 follows:

	Residential Real Estate	Commercial Real Estate	Multi-family	Construction	Home Equity	Commercial	Consumer	Unallocated	Total
	(In thousands)
Allowance for credit losses-loans
Balance at June 30, 2024	$1,292	$485	$710	$778	$102	$39	$9	$36	$3,451
Provision (benefit) for credit losses	127	147	92	(85)	6	1,282	(7)	(36)	1,526
Loans charged-off	—	(85)	—	—	—	(1,330)	—	—	(1,415)
Recoveries	—	—	—	—	—	38	—	—	38
Balance at March 31, 2025	$1,419	$547	$802	$693	$108	$29	$2	$—	$3,600

	Residential Real Estate	Commercial Real Estate	Multi-family	Construction	Home Equity	Commercial	Consumer	Unallocated	Total
	(In thousands)
Allowance for off balance sheet credit exposures
Balance at June 30, 2024	$47	$9	$14	$937	$4	$16	$—	$161	$1,188
Provision (benefit) for credit losses	20	35	51	(89)	1	(4)	—	(161)	(147)
Balance at March 31, 2025	$67	$44	$65	$848	$5	$12	$—	$—	$1,041

The increase in the allowance for credit losses during the nine months ended March 31, 2025 was due to overall growth in the loan portfolio and charge offs.

The allowance for credit losses, by loan segment, at March 31, 2025 and June 30, 2024 follows:

	Residential Real Estate	Commercial Real Estate	Multi-family	Construction	Home Equity	Commercial	Consumer	Unallocated	Total
	(In thousands)
March 31, 2025
Allowance for individually evaluated loans	$—	$—	$—	$—	$—	$—	$—	$—	$—
Allowance for collectively evaluated loans	1,419	547	802	693	108	29	2	—	3,600
Total allowance for loan losses	$1,419	$547	$802	$693	$108	$29	$2	$—	$3,600
Individually evaluated loans	$744	$1,166	$—	$—	$—	$270	$—		$2,180
Collectively evaluated loans	345,080	100,333	149,036	102,369	26,323	4,473	352		727,966
Total loans	$345,824	$101,499	$149,036	$102,369	$26,323	$4,743	$352		$730,146

	Residential Real Estate	Commercial Real Estate	Multi-family	Construction	Home Equity	Commercial	Consumer	Unallocated	Total
	(In thousands)
June 30, 2024
Allowance for individually evaluated loans	$—	$85	$—	$—	$—	$—	$—	$—	$85
Allowance for collectively evaluated loans	1,292	451	659	778	102	39	9	36	3,366
Total allowance for loan losses	$1,292	$536	$659	$778	$102	$39	$9	$36	$3,451
Individually evaluated loans	$—	$1,251	$—	$—	$—	$—	$—		$1,251
Collectively evaluated loans	338,903	84,151	124,843	101,413	26,697	6,591	520		683,118
Total loans	$338,903	$85,402	$124,843	$101,413	$26,697	$6,591	$520		$684,369

Activity in the allowance for credit losses, by segment, for the three months ended March 31, 2024 follows:

	Residential Real Estate	Commercial Real Estate	Multi-family	Construction	Home Equity	Commercial	Consumer	Unallocated	Total
	(In thousands)
Allowance for credit losses-loans
Balance at December 31, 2023	$1,250	$431	$584	$545	$95	$40	$7	$123	$3,075
Provision (benefit) for credit losses	27	(5)	29	4	2	1	1	41	100
Loans charged-off	—	—	—	—	—	—	—	—	—
Recoveries	—	—	—	—	—	—	—	—	—
Balance at March 31, 2024	$1,277	$426	$613	$549	$97	$41	$8	$164	$3,175

	Residential Real Estate	Commercial Real Estate	Multi-family	Construction	Home Equity	Commercial	Consumer	Unallocated	Total
	(In thousands)
Allowance for off balance sheet credit exposures
Balance at December 31, 2023	$21	$12	$16	$1,077	$2	$61	$—	$—	$1,189
Provision for credit losses	—	—	—	—	—	—	—	—	—
Balance at March 31, 2024	$21	$12	$16	$1,077	$2	$61	$—	$—	$1,189

Activity in the allowance for credit losses for the nine months ended March 31, 2024 follows:

	Residential Real Estate	Commercial Real Estate	Multi-family	Construction	Home Equity	Commercial	Consumer	Unallocated	Total
	(In thousands)
Allowance for credit losses-loans
Balance at June 30, 2023	$932	$1,641	$2,225	$507	$88	$116	$10	$—	$5,519
Cumulative effect of change in accounting principle	293	(1,240)	(1,683)	(124)	29	(83)	(2)	—	(2,810)
Provision (benefit) for credit losses	52	25	71	166	(20)	8	—	164	466
Loans charged-off	—	—	—	—	—	—	—	—	—
Recoveries	—	—	—	—	—	—	—	—	—
Balance at March 31, 2024	$1,277	$426	$613	$549	$97	$41	$8	$164	$3,175

	Residential Real Estate	Commercial Real Estate	Multi-family	Construction	Home Equity	Commercial	Consumer	Unallocated	Total
	(In thousands)
Allowance for off balance sheet credit exposures
Balance at June 30, 2023	$—	$—	$—	$—	$—	$—	$—	$—	$—
Cumulative effect of change in accounting principle	56	14	19	1,258	6	63	—	—	1,416
Provision (benefit) for credit losses	(35)	(2)	(3)	(181)	(4)	(2)	—	—	(227)
Balance at March 31, 2024	$21	$12	$16	$1,077	$2	$61	$—	$—	$1,189

The decrease in the allowance for credit losses on loans during the nine months ended March 31, 2024 was primarily due to the adoption of ASU 201-13. The increase in the allowance for credit losses on off balance sheet credit exposures was primarily due to the adoption of ASU 2016-13.

The following is a summary of past due and non-accrual loans at March 31, 2025 and June 30, 2024:

	30-59 Days Past Due	60-90 Days Past Due	Greater than 90 Days Past Due	Total Past Due	Loans on Non-accrual
	(In thousands)
March 31, 2025
Residential real estate	$884	$—	$—	$884	$441
Commercial real estate	—	—	1,166	1,166	1,166
Commercial	—	—	270	270	270
Total	$884	$—	$1,436	$2,320	$1,877

	30-59 Days Past Due	60-90 Days Past Due	Greater than 90 Days Past Due	Total Past Due	Loans on Non-accrual
	(In thousands)
June 30, 2024
Residential real estate	$—	$—	$—	$—	$155
Commercial real estate	—	—	1,251	1,251	1,251
Total	$—	$—	$1,251	$1,251	$1,406

There are no loans greater than 90 days past due and still accruing at March 31, 2025 and June 30, 2024. The balance of accrued interest receivable on loans was $2.4 million at each of March 31, 2025 and June 30, 2024. There was $30,000 of accrued interest reversed on non-accrual loans during the nine months ended March 31, 2025. There was no accrued interest reversed during the nine months ended March 31, 2024.

No additional funds are committed to be advanced in connection with the individually evaluated loans. There were no loan modifications to borrowers experiencing financial difficulty during the nine months ended March 31, 2025 and year ended June 30, 2024.

Credit quality information

The Bank has a ten-grade internal loan rating system for commercial real estate, multi-family, commercial, and construction loans as follows:

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

On a periodic basis, management formally reviews the ratings on all commercial real estate, multi-family, commercial, and construction loans. Annually, the Bank engages an independent third party to review a significant portion of the loans within these segments. Management uses the results of these reviews as part of its internal review process.

Credit quality for residential real estate, home equity loans and lines-of-credit, and consumer loans is determined by monitoring delinquency reports and loan payment history, and through on-going communication with customers.

The following table presents the Bank’s risk rated loans by year of origination and gross write-offs for the nine months ended March 31, 2025:

	As of March 31, 2025
	Loans amortized cost basis by origination year
Rating:	2025	2024	2023	2022	2021	Prior	Total
	(In thousands)
Commercial
Real Estate:
1-6 (Pass)	$16,246	$7,564	$25,432	$16,185	$700	$33,516	$99,643
7 (Watch)	—	—	—	—	—	238	238
8 (Substandard)	—	—	—	—	—	452	452
9 (Doubtful)	—	—	—	—	—	1,166	1,166
10 (Loss)	—	—	—	—	—	—	—
Total	$16,246	$7,564	$25,432	$16,185	$700	$35,372	$101,499
Current-period gross write-offs	$—	$—	$—	$—	$—	$85	$85
Multi-family:
1-6 (Pass)	$12,063	$14,881	$56,740	$24,017	$20,651	$20,684	$149,036
7 (Watch)	—	—	—	—	—	—	—
8 (Substandard)	—	—	—	—	—	—	—
9 (Doubtful)	—	—	—	—	—	—	—
10 (Loss)	—	—	—	—	—	—	—
Total	$12,063	$14,881	$56,740	$24,017	$20,651	$20,684	$149,036
Current-period gross write-offs	$—	$—	$—	$—	$—	$—	$—
Commercial:
1-6 (Pass)	$200	$193	$2,339	$145	$—	$1,596	$4,473
7 (Watch)	—	—	—	—	—	—	—
8 (Substandard)	—	270	—	—	—	—	270
9 (Doubtful)	—	—	—	—	—	—	—
10 (Loss)	—	—	—	—	—	—	—
Total	$200	$463	$2,339	$145	$—	$1,596	$4,743
Current-period gross write-offs	$—	$1,330	$—	$—	$—	$—	$1,330
Construction:
1-6 (Pass)	$38,769	$25,506	$29,892	$—	$—	$168	$94,335
7 (Watch)	—	—	8,034	—	—	—	8,034
8 (Substandard)	—	—	—	—	—	—	—
9 (Doubtful)	—	—	—	—	—	—	—
10 (Loss)	—	—	—	—	—	—	—
Total	$38,769	$25,506	$37,926	$—	$—	$168	$102,369
Current-period gross write-offs	$—	$—	$—	$—	$—	$—	$—

The following table presents the Bank’s risk rated loans by year of origination and gross write-offs for June 30, 2024:

	As of June 30, 2024
	Loans amortized cost basis by origination year
Rating:	2024	2023	2022	2021	2020	Prior	Total
	(In thousands)
Commercial
Real Estate:
1-6 (Pass)	$7,480	$30,120	$11,792	$711	$3,425	$29,907	$83,435
7 (Watch)	—	—	—	—	—	242	242
8 (Substandard)	—	—	—	—	—	1,725	1,725
9 (Doubtful)	—	—	—	—	—	—	—
10 (Loss)	—	—	—	—	—	—	—
Total	$7,480	$30,120	$11,792	$711	$3,425	$31,874	$85,402
Current-period gross write-offs	$—	$—	$—	$—	$—	$—	$—
Multi-family:
1-6 (Pass)	$8,910	$41,407	$27,365	$21,963	$4,821	$20,377	$124,843
7 (Watch)	—	—	—	—	—	—	—
8 (Substandard)	—	—	—	—	—	—	—
9 (Doubtful)	—	—	—	—	—	—	—
10 (Loss)	—	—	—	—	—	—	—
Total	$8,910	$41,407	$27,365	$21,963	$4,821	$20,377	$124,843
Current-period gross write-offs	$—	$—	$—	$—	$—	$—	$—
Commercial:
1-6 (Pass)	$1,456	$1,648	$1,184	$—	$104	$2,199	$6,591
7 (Watch)	—	—	—	—	—	—	—
8 (Substandard)	—	—	—	—	—	—	—
9 (Doubtful)	—	—	—	—	—	—	—
10 (Loss)	—	—	—	—	—	—	—
Total	$1,456	$1,648	$1,184	$—	$104	$2,199	$6,591
Current-period gross write-offs	$—	$—	$—	$—	$—	$—	$—
Construction:
1-6 (Pass)	$28,373	$66,420	$6,380	$—	$—	$240	$101,413
7 (Watch)	—	—	—	—	—	—	—
8 (Substandard)	—	—	—	—	—	—	—
9 (Doubtful)	—	—	—	—	—	—	—
10 (Loss)	—	—	—	—	—	—	—
Total	$28,373	$66,420	$6,380	$—	$—	$240	$101,413
Current-period gross write-offs	$—	$—	$—	$—	$—	$—	$—

5. MINIMUM REGULATORY CAPITAL REQUIREMENTS

Effective January 1, 2020, the Bank elected to comply with the community bank leverage ratio framework issued by the federal banking agencies. The framework provides for a simple measure of capital adequacy, calculated as Tier 1 capital divided by average total consolidated assets, which is consistent with how the Bank currently calculates its leverage ratio. Under this framework, a bank that maintains a community bank leverage ratio of greater than 9% is considered to have satisfied the risk-based and leverage capital ratios. As of March 31, 2025 and June 30, 2024, the Bank met the minimum requirement with a community bank leverage ratio of 9.06% and 9.92%, respectively. Management believes that the Bank’s leverage capital ratio will remain above the minimum required community bank leverage ratio.

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

Assets measured at fair value on a recurring basis

Assets measured at fair value on a recurring basis are summarized below. There are no liabilities measured at fair value on recurring basis at March 31, 2025 or June 30, 2024.

	March 31, 2025
				Total
	Level 1	Level 2	Level 3	Fair Value
	(In thousands)
Debt securities available for sale	$—	$34,986	$—	$34,986
Marketable equity securities	2,263	—	—	2,263
Total	$2,263	$34,986	$—	$37,249

	June 30, 2024
				Total
	Level 1	Level 2	Level 3	Fair Value
	(In thousands)
Debt securities available for sale	$—	$31,090	$—	$31,090
Marketable equity securities	2,112	—	—	2,112
Total	$2,112	$31,090	$—	$33,202

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

Assets measured at fair value on a non-recurring basis

The Bank may also be required, from time to time, to measure certain other assets and liabilities at fair value on a non-recurring basis in accordance with generally accepted accounting principles. These adjustments to fair value usually result from application of lower-of-cost-or-market accounting or write-downs of individual assets. There were no assets or liabilities measured at fair value on a non-recurring basis at March 31, 2025 or June 30, 2024.

Summary of Fair Values of Financial Instruments

The estimated fair values, and related carrying amounts, of the Bank’s financial instruments are as follows. Certain financial instruments and all nonfinancial instruments are exempt from disclosure requirements. Accordingly, the aggregate fair value amounts presented herein do not represent the underlying fair value of the Bank.

	Carrying	Fair Value
	Amount	Level 1	Level 2	Level 3
	(In Thousands)
March 31, 2025
Financial assets:
Cash and cash equivalents	$66,617	$66,617	$—	$—
Securities available for sale and marketable equity securities	37,249	2,263	34,986	—
Securities held to maturity	51,778	—	49,559	—
Federal Home Loan Bank stock	6,100	—	—	6,100
Loans, net	727,728	—	—	696,075
Accrued interest receivable	3,061	—	3,061	—
Financial liabilities:
Deposits	703,081	—	—	662,085
Federal Home Loan Bank advances	131,000	—	131,218	—
Mortgagors’ escrow accounts	1,867	—	1,867	—
Accrued interest payable	465	—	465	—
June 30, 2024
Financial assets:
Cash and cash equivalents	$44,114	$44,114	$—	$—
Securities available for sale and marketable equity securities	33,202	2,112	31,090	—
Securities held to maturity	55,548	—	52,155	—
Federal Home Loan Bank stock	5,763	—	—	5,763
Loans, net	681,951	—	—	639,804
Accrued interest receivable	3,165	—	3,165	—
Financial liabilities:
Deposits	635,393	—	—	599,463
Federal Home Loan Bank advances	129,469	—	129,155	—
Mortgagors’ escrow accounts	1,642	—	1,642	—
Accrued interest payable	927	—	927	—

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

General

Management’s discussion and analysis of financial condition and results of operations at March 31, 2025 and June 30, 2024 and for the three and nine months ended March 31, 2025 and 2024 is intended to assist in understanding the financial condition and results of operations of the Company. The information contained in this section should be read in conjunction with the unaudited financial statements and the notes thereto appearing in Part I, Item 1, of this Quarterly Report on Form 10-Q.

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
the potential effects of tariffs;
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

We measure the allowance for credit losses on loans using the SCALE method, which is a simple, spreadsheet-based method developed by the Federal Reserve Board to assist community banks in calculating a CECL compliant allowance for credit losses using proxy expected lifetime loss rates. The SCALE tool is a template designed for smaller community banks with total assets of less than $1 billion. It uses publicly available data to derive the initial proxy lifetime loss rates. Management uses judgment to further adjust the proxy expected lifetime loss rates with qualitative factors to reflect the facts and circumstances of our internal loss history and credit risk factors for each loan segment. The allowance for credit losses on loans is measured on a collective (pool) basis when similar characteristics exist. We segment our loan portfolio to correspond to call report classification to make peer data more useful.

The allowance for credit losses on loans is evaluated on a regular basis by management. This evaluation is inherently subjective as it requires estimates that are susceptible to significant revision as more information becomes available. For example, an increase of 25 basis points as to our lifetime loss rate for qualitative factors for all loan categories at March 31, 2025 would have increased our allowance for credit losses on loans at that date to $5.4 million from $3.6 million.

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

Comparison of Financial Condition at March 31, 2025 and June 30, 2024

Total Assets. Total assets increased $70.1 million, or 8.2%, to $923.1 million at March 31, 2025, from $853.0 million at June 30, 2024. The increase was primarily due to increases in loans and cash and cash equivalents.

Cash and Cash Equivalents. Cash and cash equivalents increased $22.5 million, or 51.0%, to $66.6 million at March 31, 2025 from $44.1 million at June 30, 2024. The increase represents subscription funds from prospective investors in our initial public offering prior to the closing of the offering.

Investment Securities. Investment securities, comprised of both available for sale and held to maturity securities, aggregated $86.8 million at March 31, 2025 compared to $86.6 million at June 30, 2024, as we used excess cash to fund loan growth instead of investing in securities.

Gross Loans. Loans increased $45.8 million, or 6.7%, to $730.1 million at March 31, 2025 compared to $684.4 million at June 30, 2024. The primary increases were in multi-family real estate loans ($24.1 million, or 19.4%), commercial real estate loans ($16.1 million, or 18.8%), one- to four-family residential real estate loans ($6.9 million, or 2.0%), and construction loans ($1.0 million, or 0.9%). We continued our focus on originating construction and multi-family real estate loans at a higher point in the market interest rate cycle. Our strategy is to continue to grow our loan portfolio, with a focus on commercial real estate, multi-family residential real estate and construction loans, while continuing to originate single-family residential real estate loans to support local homebuyers. The recent increase in one- to four-family residential real estate loans was due to our establishing new broker relationships and our recent efforts to balance our concentration of commercial real estate loans, particularly with respect to our level of regulatory capital. The allowance for credit losses on loans was $3.6 million at March 31, 2025 and $3.5 million at June 30, 2024,and represented 0.49% and 0.50% of total loans at March 31, 2025 and June 30, 2024,, respectively. The allowance for credit losses for off balance sheet commitments was $1.0 million at March 31, 2025 and $1.2 million at June 30, 2024,. The benefit for off balance sheet commitments related to lower balances of loan commitments as the commitments were converted to loans.

Total nonaccrual loans were $1.9 million at March 31, 2025, compared to $1.4 million at June 30, 2024. Total loans past due 30 days or greater were $2.3 million at March 31, 2025 compared to $1.3 million at June 30, 2024. As a percentage of nonperforming loans, the allowance for credit losses on loans was 191.77% at March 31, 2025 compared to 245.44% at June 30, 2024.

Deposits. Deposits increased $67.7 million, or 10.7%, to $703.1 million at March 31, 2025 from $635.4 million at June 30, 2024. The increase was due primarily to an increase in money market accounts, which increased $33.6 million, or 39.3%, to $119.1 million at March 31, 2025 from $85.5 million at June 30, 2024, as customers continued to hold deposit products with higher interest rates. The increase in deposits was also due to a $22.2 million, or 18.6% in NOW and demand deposits. NOW and demand deposits included $34.9 million of subscription funds from prospective investors in our initial public offering prior to the closing of the offering. Certificates of deposits increased $18.9 million, or 7.2%, to $281.1 million at March 31, 2025 from $262.2 million at June 30, 2024. This increase was comprised of an increase of $18.7 million, or 11.6%, in certificates of deposit in amounts of less than $250,000, and an increase of $272,000, or 0.3%, in certificates of deposit in amounts of $250,000 or greater (the limit for federal deposit insurance). All of our deposits are fully insured under the DIF.

Borrowings. Borrowings, which consisted solely of Federal Home Loan Bank of Boston advances, increased $1.5 million, or 1.2%, to $131.0 million at March 31, 2025, compared to $129.5 million from June 30, 2024.

Total Surplus. Total surplus increased $626,000 and was $80.9 million at March 31, 2025 and $80.3 million at June 30, 2024. Total surplus increased due to a $580,000 decrease in accumulated other comprehensive loss to $1.2 million at March 31, 2025, and by a net income of $46,000 for the nine months ended March 31, 2025.

Comparison of Operating Results for the Three Months Ended March 31, 2025 and 2024

General. We recorded net income of $305,000 and $192,000 for the three months ended March 31, 2025 and 2024, respectively. The increase in net income was due to an increase in interest and dividend income and a decrease in provision for credit loss expense, partially offset by increases in interest expense, and operating expense, and a decrease in other income.

Interest and Dividend Income. Interest and dividend income increased $1.6 million, or 17.4%, to $10.6 million for the three months ended March 31, 2025, from $9.0 million for the three months ended March 31, 2024. Interest and fees on loans, which is our primary source of interest income, increased $1.6 million, or 20.2%, to $9.5 million for the three months ended March 31, 2025.

The average balance of loans increased by $79.8 million, or 12.2%, to $735.3 million for the three months ended March 31, 2025, over the average balance for the three months ended March 31, 2024, while the average yield on loans increased by 35 basis points to 5.16% for the three months ended March 31, 2025, from 4.81% for the three months ended March 31, 2024. The increase in the average yield was due to increases in market interest rates as well as in improvement in the composition of our loan portfolio to include a higher percentage of higher yielding construction and commercial real estate loans, as well as multi-family residential real estate loans. The increase in average balance was due to our continuing to pursue new commercial relationships.

Interest Expense. Total interest expense increased $664,000, or 11.9%, to $6.2 million for the three months ended March 31, 2025, compared to $5.6 million for the three months ended March 31, 2024. Interest expense on deposits increased $370,000, or 8.6%, to $4.7 million for the three months ended March 31, 2025, from $4.3 million for the three months ended March 31, 2024. Our average balance of interest-bearing deposits increased $59.5 million, or 10.75%, to $612.6 million, while our average cost of deposits decreased six basis points to 3.06% for the three months ended March 31, 2025, from 3.12% for the three months ended March 31, 2024.

Interest expense on Federal Home Loan Bank advances increased $295,000, or 23.4%, to $1.6 million for the three months ended March 31, 2025, from $1.3 million for the three months ended March 31, 2024. The increase was due to increases in our average balance of Federal Home Loan Bank advances ($33.1 million, or 29.7%) while our average cost of borrowings decreased 22 basis points to 4.32% for the three months ended March 31, 2025, from 4.54% for the three months ended March 31, 2024. As described above, we increased Federal Home Loan Bank borrowings in recent periods primarily to fund loan growth.

Net Interest Income. Net interest income was $4.4 million for the three months ended March 31, 2025, compared to $3.5 million for the three months ended March 31, 2024, as our interest income increased faster than our interest expense. Our interest rate spread increased to 1.61% for the three months ended March 31, 2025 from 1.31% for the three months ended March 31, 2024. Our net interest margin increased to 2.02% for the three months ended March 31, 2025 from 1.79% for the three months ended March 31, 2024

Provision for Credit Losses. Based on an analysis of the factors described in “Critical Accounting Policies—Allowance for Credit Losses,” we recorded a benefit for credit losses of $21,000 for the three months ended March 31, 2025, compared to a provision of $100,000 for the three months ended March 31, 2024. The provision for credit losses on loans for the three months ended March 31, 2025 was $15,000 primarily due to an increase in loan balances, while there was a benefit for credit losses on off balance sheet commitments of $36,000 for the same period, due to lower off balance sheet commitments.

Our estimates and assumptions used in the determination of the adequacy of the allowance could be proven incorrect in the future, and the actual amount of future provisions may exceed the amount of past provisions. Any such increase in future provisions that may be required may adversely impact our financial condition and results of operations.

Other Income. Other income information is as follows.

	Three Months Ended March 31,		Change
	2025	2024	Amount	Percent
	(Dollars in thousands)
Customer service fees	$167	$161	$6	3.8%
Bank owned life insurance	115	65	50	76.8%
Gain (loss) on marketable equity securities, net	(71)	219	(290)	(132.3)%
Miscellaneous	88	33	55	165.7%
Total other income	$299	$478	$(179)	(37.4)%

The decrease in gain on marketable equity securities, net, was due to more favorable market conditions in the prior period. The increase in income on bank owned life insurance was due to the purchase of $4.0 million of additional policies during the 2025 fiscal year.

Operating Expense. Operating expense information is as follows.

	Three Months Ended March 31,		Change
	2025	2024	Amount	Percent
	(Dollars in thousands)
Salaries and employee benefits	$2,531	$2,134	$397	18.6%
Occupancy and equipment, net	409	395	14	3.5%
Data processing	356	305	51	16.6%
Deposit insurance	210	128	82	63.8%
Marketing and advertising	120	96	24	25.0%
Other	695	614	81	13.1%
Total operating expense	$4,321	$3,672	$649	17.7%

The increase in salaries and employee benefits was due to the addition of key finance staff, and higher expenses related to our health plan, while the increase in deposit insurance expense was due to an increase in FDIC insurance rates and our higher deposit levels.

Income Taxes. Income tax expense increased to $67,000 for the three months ended March 31, 2025, compared to a benefit of $19,000 for the three months ended March 31, 2024. The effective tax rates were 18.0% and (11.0%) for the three months ended March 31, 2025 and 2024, respectively, as we had lower levels of taxable income during the 2024 period.

Average Balances and Yields

The following tables set forth average balance sheets, average yields and costs, and certain other information for the periods indicated. No tax-equivalent yield adjustments have been made, as the effects would be immaterial. All average balances are daily average balances, and the average balance of loans includes non-accrual loans. The yields set forth below include the effect of deferred fees/costs, discounts, and premiums that are amortized or accreted to interest income. Deferred loan fees for the three months ended March 31, 2025 and 2024 were not material.

	For the Three Months Ended March 31,
	2025			2024
	Average Outstanding Balance	Interest	Average Yield/Rate (1)	Average Outstanding Balance	Interest	Average Yield/Rate (1)
	(Dollars in thousands)
Interest-earning assets:
Loans	$735,256	$9,479	5.16%	$655,431	$7,886	4.81%
Securities available for sale	34,436	323	3.75%	29,589	257	3.47%
Securities held to maturity	52,161	421	3.23%	50,935	403	3.17%
Interest-bearing deposits and other	42,373	390	3.69%	38,433	496	5.16%
Total interest-earning assets	864,226	10,613	4.91%	774,388	9,042	4.67%
Noninterest-earning assets	40,668			29,991
Allowance for credit losses on loans	(3,673)			(3,077)
Total assets	$901,221			$801,302
Interest-bearing liabilities:
NOW and demand deposits	$54,291	4	0.03%	$70,415	155	0.88%
Savings accounts	163,830	910	2.22%	167,892	1,007	2.40%
Money market accounts	108,775	845	3.11%	70,420	565	3.21%
Certificates of deposit	285,692	2,922	4.09%	244,402	2,584	4.23%
Total interest-bearing deposits	612,588	4,681	3.06%	553,129	4,311	3.12%
Borrowings	144,429	1,559	4.32%	111,325	1,264	4.54%
Total interest-bearing liabilities	757,017	6,240	3.30%	664,454	5,575	3.36%
Other noninterest-bearing liabilities	63,356			57,437
Total liabilities	820,373			721,891
Surplus	80,848			79,411
Total liabilities and surplus	$901,221			$801,302
Net interest income		$4,373			$3,467
Net interest rate spread (2)			1.61%			1.31%
Net interest-earning assets (3)	$107,209			$109,934
Net interest margin (4)			2.02%			1.79%
Average interest-earning assets to interest-bearing liabilities	114.16%			116.55%

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

	Three Months Ended March 31, 2025 vs. 2024
	Increase (Decrease) Due to		Total Increase
	Volume	Rate	(Decrease)
	(In thousands)
Interest-earning assets:
Loans	$1,004	$589	$1,593
Securities available for sale	44	22	66
Securities held to maturity	10	8	18
Interest-bearing deposits and other	59	(164)	(105)
Total interest-earning assets	1,117	455	1,572
Interest-bearing liabilities:
NOW and demand deposits	(29)	(122)	(151)
Savings accounts	(24)	(73)	(97)
Money market accounts	297	(17)	280
Certificates of deposit	419	(81)	338
Borrowings	354	(58)	296
Total interest-bearing liabilities	1,017	(351)	666
Change in net interest income	$100	$806	$906

Comparison of Operating Results for the Nine Months ended March 31, 2025 and 2024

General. We recorded a net income of $46,000 and $678,000 for the nine months ended March 31, 2025 and 2024. The decrease in net income was due primarily to increases in interest expense and the provision for credit losses, partially offset by an increase in interest and dividend income and a decrease in income tax expense.

Interest and Dividend Income. Interest and dividend income increased $6.0 million, or 23.8%, to $31.4 million for the nine months ended March 31, 2025, from $25.3 million for the nine months ended March 31, 2024. Interest and fees on loans, which is our primary source of interest income, increased $5.3 million, or 23.7%, to $27.7 million for the nine months ended March 31, 2025, from $22.4 million for the nine months ended March 31, 2024.

The average balance of loans increased by $80.3 million, or 12.6%, to $717.4 million for the nine months ended March 31, 2025, over the average balance for the nine months ended March 31, 2024, while the average yield on loans increased by 47 basis points to 5.16% for the nine months ended March 31, 2025, from 4.69% for the nine months ended March 31, 2024. The increase in the average yield was due to increases in market interest rates as well as changes in the composition of our loan portfolio to include a higher percentage of higher yielding construction and commercial real estate loans, as well as multi-family residential real estate loans. The increase in average balance was due to our continuing to pursue new commercial relationships.

Interest Expense. Total interest expense increased $4.6 million, or 32.0%, to $19.2 million for the nine months ended March 31, 2025, compared to $14.5 million for the nine months ended March 31, 2024. Interest expense on deposits increased $3.3 million, or 28.8%, to $14.6 million for the nine months ended March 31, 2025, from $11.4 million for the nine months ended March 31, 2024. Our average balance of interest-bearing deposits increased $61.0 million, or 11.3%, to $600.6 million, while our average cost of deposits increased 44 basis points to 3.25% for the nine months ended March 31, 2025, from 2.81% for the nine months ended March 31, 2024. The increase in the average cost of deposits was due to increases in market interest rates as well as a higher percentage of our deposits consisting of certificates of deposit, which bear higher rates than other deposit categories.

Interest expense on Federal Home Loan Bank advances increased $1.4 million, or 43.5%, to $4.5 million for the nine months ended March 31, 2025, from $3.2 million for the nine months ended March 31, 2024. The increase was due to increases in both our average balance of Federal Home Loan Bank advances ($40.3 million, or 41.9%) and our average cost of borrowings (five basis points to 4.44% for the nine months ended March 31, 2025, from 4.39% for the nine months ended March 31, 2024).We increased Federal Home Loan Bank borrowings in recent periods primarily to fund loan growth. The increase in the average cost of borrowings was due to increases in market interest rates between the periods.

Net Interest Income. Net interest income was $12.1 million for the nine months ended March 31, 2025, compared to $10.8 million for the nine months ended March 31, 2024, as our interest income increased faster than our interest expense. Our interest rate spread increased to 1.50% for the nine months ended March 31, 2025 from 1.49% for the nine months ended March 31, 2024, while our net interest margin decreased to 1.93% for the nine months ended March 31, 2025 from 1.94% for the nine months ended March 31, 2024. The interest rate spread and net interest margin were both adversely impacted by the higher market interest rates for most of fiscal 2025.

Provision for Credit Losses. Based on an analysis of the factors described in “Critical Accounting Policies—Allowance for Credit Losses,” we recorded a provision for credit losses of $1.4 million for the nine months ended March 31, 2025, compared to a provision of $239,000 for the nine months ended March 31, 2024. The provision for credit losses on loans was $1.5 million while a benefit of $147,000 was recorded for off balance sheet commitments. The increase in the provision for credit losses on loans for the nine months ended March 31, 2025 was primarily due to our charging off approximately 85% of a $1.6 million commercial loan as of September 30, 2024 and an additional $50,000 in the current quarter ended March 31, 2025 due to the borrower’s filing for bankruptcy protection and terminating operations of the underlying business.

Our estimates and assumptions used in the determination of the adequacy of the allowance could be proven incorrect in the future, and the actual amount of future provisions may exceed the amount of past provisions. Any such increase in future provisions that may be required may adversely impact our financial condition and results of operations.

Other Income. Other income information is as follows.

	Nine Months Ended March 31,		Change
	2025	2024	Amount	Percent
	(Dollars in thousands)
Customer service fees	$535	$502	$33	6.6%
Bank owned life insurance	351	197	154	78.4%
Gain on marketable equity securities, net	152	292	(140)	(48.0)%
Loss on investment securities	—	(33)	33	(100.0)%
Gain on sale of fixed assets	—	314	(314)	(100.0)%
Miscellaneous	150	96	54	56.3%
Total other income	$1,188	$1,368	$(180)	(13.2)%

Gain on sale of fixed assets during the 2024 period was related to the sale of a bank branch. The decrease in gain on marketable equity securities, net, was due to unfavorable market conditions during the 2025 period, while the increase in income on bank owned life insurance was due to the purchase of $4.0 million of additional policies during the 2025 fiscal year.

Operating Expense. Operating expense information is as follows.

	Nine Months Ended March 31,		Change
	2025	2024	Amount	Percent
	(Dollars in thousands)
Salaries and employee benefits	$6,967	$6,701	$266	4.0%
Occupancy and equipment, net	1,199	1,130	69	6.1%
Data processing	1,008	827	181	21.8%
Deposit insurance	638	319	319	99.9%
Marketing and advertising	312	280	32	11.4%
Other	1,901	1,917	(16)	(0.8)%
Total operating expense	$12,025	$11,174	$851	7.6%

The increase in deposit insurance expense was due to an increase in FDIC insurance rates and our higher deposit levels. The increase in salaries and employee benefits was due to the addition of key staff in finance and other areas, while the increase in data processing expense was due to our implementing a new program for electronic communications and online account opening.

Income Taxes. Income taxes decreased by $171,000 to a benefit of $90,000 for the nine months ended March 31, 2025, compared to a provision of $81,000 for the nine months ended March 31, 2024. The decrease in the income tax provision was due primarily to a net loss for the 2025 period.

Average Balances and Yields

The following tables set forth average balance sheets, average yields and costs, and certain other information for the periods indicated. No tax-equivalent yield adjustments have been made, as the effects would be immaterial. All average balances are daily average balances, and the average balance of loans includes non-accrual loans. The yields set forth below include the effect of deferred fees/costs, discounts, and premiums that are amortized or accreted to interest income. Deferred loan fees for the nine months ended March 31, 2025 and 2024 were not material.

	For the Nine Months Ended March 31,
	2025			2024
	Average Outstanding Balance	Interest	Average Yield/Rate (1)	Average Outstanding Balance	Interest	Average Yield/Rate (1)
	(Dollars in thousands)
Interest-earning assets:
Loans	$717,442	$27,739	5.16%	$637,156	$22,420	4.69%
Securities available for sale	32,152	911	3.78%	27,056	620	3.06%
Securities held to maturity	54,127	1,355	3.34%	47,322	999	2.81%
Interest-bearing deposits and other	37,980	1,347	4.73%	32,351	1,296	5.34%
Total interest-earning assets	841,701	31,352	4.97%	743,885	25,335	4.54%
Noninterest-earning assets	38,819			23,371
Allowance for credit losses on loans	(3,522)			(3,851)
Total assets	$876,998			$763,405
Interest-bearing liabilities:
NOW and demand deposits	$55,696	130	0.31%	$72,737	442	0.81%
Savings accounts	164,342	2,952	2.39%	169,414	2,926	2.30%
Money market accounts	99,026	2,486	3.35%	60,035	1,101	2.44%
Certificates of deposit	281,572	9,065	4.29%	237,441	6,893	3.87%
Total interest-bearing deposits	600,636	14,633	3.25%	539,627	11,362	2.81%
Borrowings	136,624	4,547	4.44%	96,280	3,169	4.39%
Total interest-bearing liabilities	737,260	19,180	3.47%	635,907	14,531	3.05%
Other noninterest-bearing liabilities	59,314			50,448
Total liabilities	796,574			686,355
Surplus	80,424			77,050
Total liabilities and surplus	$876,998			$763,405
Net interest income		$12,172			$10,804
Net interest rate spread (2)			1.50%			1.49%
Net interest-earning assets (3)	$104,441			$107,978
Net interest margin (4)			1.93%			1.94%
Average interest-earning assets to interest-bearing liabilities	114.17%			116.98%

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

	Nine Months Ended March 31, 2025 vs. 2024
	Increase (Decrease) Due to		Total Increase
	Volume	Rate	(Decrease)
	(In thousands)
Interest-earning assets:
Loans	$2,981	$2,338	$5,319
Securities available for sale	129	162	291
Securities held to maturity	155	201	356
Interest-bearing deposits and other	150	(98)	52
Total interest-earning assets	3,415	2,603	6,018
Interest-bearing liabilities:
NOW and demand deposits	(86)	(226)	(312)
Savings accounts	(79)	105	26
Money market accounts	883	502	1,385
Certificates of deposit	1,371	802	2,173
Borrowings	1,328	50	1,378
Total interest-bearing liabilities	3,417	1,233	4,650
Change in net interest income	$(2)	$1,370	$1,368

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

The tables below sets forth, as of March 31, 2025 and June 30, 2024, the calculation of the estimated changes in our net interest income that would result from the designated instantaneous changes in the United States Treasury yield curve.

At March 31, 2025
Change in Interest Rates (Basis Points) (1)	Net Interest Income Year 1 Forecast	Year 1 Change From Level
	(Dollars in thousands)
+300	$16,416	(23.5)%
+200	18,362	(14.5)%
+100	20,238	(5.7)%
Level	21,471	—
-100	21,798	1.5%
-200	21,915	2.1%
-300	21,974	2.3%

(1)
Assumes an instantaneous uniform change in interest rates at all maturities.

At June 30, 2024
Change in Interest Rates (Basis Points) (1)	Net Interest Income Year 1 Forecast	Year 1 Change From Level
	(Dollars in thousands)
+300	$10,385	(34.9)%
+200	12,304	(22.8)%
+100	14,189	(11.0)%
Level	15,940	—
-100	16,959	6.4%
-200	17,367	8.9%
-300	17,778	11.5%

(1)
Assumes an instantaneous uniform change in interest rates at all maturities.

The tables above indicate that at March 31, 2025, in the event of an instantaneous parallel 200 basis point increase in interest rates, we would have experienced a 14.5% decrease in net interest income, and in the event of an instantaneous parallel 200 basis point decrease in interest rates, we would have experienced a 2.1% increase in net interest income and at June 30, 2024, in the event of an instantaneous parallel 200 basis point increase in interest rates, we would have experienced a 22.8% decrease in net interest income, and in the event of an instantaneous parallel 200 basis point decrease in interest rates, we would have experienced a 8.9% increase in net interest income.

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

The tables below sets forth, as of March 31, 2025 and June 30, 2024, the calculation of the estimated changes in our EVE that would result from the designated immediate changes in the United States Treasury yield curve.

At March 31, 2025
		Estimated Increase (Decrease) in EVE		EVE as a Percentage of Present Value of Assets (3)
Change in Interest Rates (Basis Points)(1)	Estimated EVE (2)	Amount	Percent	EVE Ratio (4)	Increase (Decrease) (Percent)
		(Dollars in thousands)
+300	$54,666	$(32,451)	(37.3)%	6.7%	(32.0)%
+200	68,155	(18,962)	(21.8)%	8.1%	(17.6)%
+100	79,156	(7,962)	(9.1)%	9.1%	(6.8)%
—	87,118	—	—	9.8%	—
-100	92,557	5,440	6.2%	10.1%	3.3%
-200	88,634	1,516	1.7%	9.5%	(3.1)%
-300	86,338	(780)	(0.9)%	9.1%	(7.5)%

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

The tables above indicate that at March 31, 2025, in the event of an instantaneous parallel 200 basis point increase in interest rates, we would have experienced a 21.8% decrease in EVE, and in the event of an instantaneous parallel 200 basis point decrease in interest rates, we would have experienced a 1.7% increase in EVE, and at June 30, 2024, in the event of an instantaneous parallel 200 basis point increase in interest rates, we would have experienced a 33.5% decrease in EVE, and in the event of an instantaneous parallel 200 basis point decrease in interest rates, we would have experienced a 9.6% increase in EVE.

At March 31, 2025, all estimated changes described above with respect to net interest income and EVE with respect to potential increases in market interest rates were not in compliance with the current policy limits established by the board of trustees. We have determined that selling assets to comply with our internal policies would result in a significant loss that would deplete capital and, as a result, restrict future growth, while providing limited benefit during a period of declining market interest rates, as has begun in the latter half of 2024.

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

Liquidity and Capital Resources

Liquidity is our ability to meet current and future financial obligations that arise in the ordinary course of business. Liquidity is primarily needed to meet the borrowing and deposit withdrawal requirements of our customers and to fund current and planned expenditures. Our primary sources of funds are deposits, principal and interest payments on loans and securities and proceeds from maturities and calls of securities. We also have the ability to borrow from the Federal Home Loan Bank of Boston. At March 31, 2025, we had $131.0 million outstanding in advances from the Federal Home Loan Bank of Boston. At March 31, 2025, we had the ability to borrow $125.0 million in additional Federal Home Loan Bank of Boston advances. At March 31, 2025, we had a $5.3 million line of credit with the Federal Home Loan Bank of Boston, which was not drawn at March 31, 2025. Additionally, at March 31, 2025, we had a $11.1 million secured line of credit through the Federal Reserve Borrower in Custody program. At that date, there were no amounts outstanding.

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

We seek to maintain a minimum monthly liquidity ratio of 4% to 6% of assets, and a minimum quarterly Primary Liquidity ratio of 15%. At March 31, 2025 and June 30, 2024, we were in compliance with both of these guidelines.

Our cash flows are comprised of three primary classifications: cash flows from operating activities, investing activities, and financing activities. Net cash provided by (used in) operating activities was $571,000 and $447,000 for the nine months ended March 31, 2025 and 2024, respectively. Net cash used by investing activities, which consists primarily of disbursements for loan originations and the purchase of investment securities, offset by principal collections on loans and proceeds from maturing securities and pay downs on securities, was $47.5 million and $75.1 million for the nine months ended March 31, 2025 and 2024, respectively. Net cash provided by financing activities was $69.4 million and $64.0 million for the nine months ended March 31, 2025 and 2024, respectively.

We are committed to maintaining a strong liquidity position. We monitor our liquidity position on a daily basis. We anticipate that we will have sufficient funds to meet our current funding commitments based on our current strategy to increase loans with an increase in core deposits and the continued use of Federal Home Loan Bank of Boston advances, as needed.

At March 31, 2025, Winchester Savings Bank exceeded its applicable regulatory capital requirement, and was considered “well capitalized” under regulatory guidelines.

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

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

We are not involved in any pending legal proceedings as a plaintiff or defendant other than routine legal proceedings occurring in the ordinary course of business, and at March 31, 2025, we were not involved in any legal proceedings, the outcome of which would be material to our financial condition or results of operations.

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

Winchester Bancorp, Inc

Date: May 12, 2025	By:	/s/ John A. Carroll
John A. Carroll
President and Chief Executive Officer

Date: May 12, 2025	By:	/s/ Elda Heller
Elda Heller
Executive Vice President Chief Financial Officer and Treasurer