Form 10-K
period 2025-06-30
Winchester Bancorp, Inc./MD/
filed 2025-09-17
CIK 2047235

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2025

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO

Commission File Number 001-42627

WINCHESTER BANCORP, INC.

(Exact name of Registrant as specified in its Charter)

Maryland	33-3361275
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
661 Main Street Winchester, Massachusetts	01890
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (781) 729-2130

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.01 per share	WSBK	The NASDAQ Stock Market LLC

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. Yes ☒ No ☐

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the Registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the Registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒	Smaller reporting company	☒

Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant, based on the closing price of the shares of common stock as of May 2, 2025, the first day of trading of the registrant's common stock, was $33.6 million.

The number of shares of Registrant’s Common Stock outstanding as of September 8, 2025 was 9,295,376.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement for the 2025 Annual Meeting of Shareholders are incorporated by reference in Part III of this Annual Report on Form 10-K.

i

PART I

This annual report contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934 (the “Exchange Act”), which can be identified by the use of words such as “anticipate,” “assume,” “believe,” “contemplate,” “continue,” “estimate,” “expect,” “indicate,” “intend,” “may,” “plan,” “project,” “seek,” “should,” “target,” “will,” “would” and words of similar meaning. These forward-looking statements include, but are not limited to:

•
statements of our goals, intentions and expectations;
•
statements regarding our business plans, prospects, growth and financial condition and results of operation;
•
statements regarding the quality of our loan and investment portfolios; and
•
estimates of our risks and future costs and benefits.

These forward-looking statements are based on our current beliefs and expectations and are subject to significant business, economic and competitive uncertainties and contingencies, many of which are beyond our control. In addition, these forward-looking statements are subject to assumptions with respect to future business strategies and decisions that are subject to change. We are under no duty to and do not take any obligation to update any forward-looking statements after the date of this report.

The following factors, among others, could cause actual results to differ materially from the anticipated results or other expectations expressed in the forward-looking statements:

•
general economic conditions, including any recessionary conditions and/or increases in unemployment, either nationally or in our market areas, that are worse than expected;
•
changes in the level and direction of loan delinquencies and write-offs and changes in estimates of and methodology for calculating the adequacy of the allowance for loan losses;
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
•
the imposition of tariffs or other domestic or international governmental policies and retaliatory responses;
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
•
changes in investor sentiment and consumer spending, borrowing and savings habits;
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

Because of these and a wide variety of other uncertainties, our actual future results may be materially different from the results indicated by these forward-looking statements.

Item 1. Business.

Winchester Bancorp, MHC

Winchester Bancorp, MHC was formed in December 2024 as the Massachusetts-chartered mutual holding company for Winchester Bancorp, Inc. in connection with the reorganization of Winchester Savings Bank (the "Bank") into the “two-tier” mutual holding company form of organization. Winchester Bancorp, MHC will, for as long as it is in existence, own a majority of the outstanding shares of Winchester Bancorp, Inc’s common stock. As a mutual holding company, Winchester Bancorp, MHC is a non-stock company.

Winchester Bancorp, MHC’s principal asset is the common stock of Winchester Bancorp, Inc. it received in the reorganization and offering. Presently, it is expected that the only business activity of Winchester Bancorp, MHC is to own a majority of Winchester Bancorp, Inc’s common stock. Winchester Bancorp, MHC is authorized to engage in any other business activities that are permissible for mutual holding companies under federal and state law, including investing in loans and securities. Winchester Bancorp, MHC is subject to comprehensive regulation and examination by the Federal Reserve Board.

Winchester Bancorp, Inc.

Winchester Bancorp, Inc. (the “Company”) is a Maryland corporation that was incorporated in December 2024 to become the registered bank holding company of the “Bank” as part of the mutual holding company reorganization of the Bank.

Winchester Bancorp, Inc. completed its stock offering in connection with the mutual holding company reorganization of the Bank on April 30, 2025. The Company sold 3,997,012 shares of common stock at $10.00 per share for gross proceeds of $39,970,120. In connection with the reorganization, the Company also issued 5,112,457 shares of common stock to Winchester Bancorp, MHC, and issued 185,907 shares of common stock to the Winchester Savings Bank Charitable Foundation, Inc. The Company’s common stock began trading on May 2, 2025, on the NASDAQ Capital Market under the symbol “WSBK”.

At June 30, 2025, we had total assets of $949.4 million, total deposits of $679.2 million and total surplus of $115.4 million. We had net loss of $874,000 and net income of $786,000 for the years ended June 30, 2025 and 2024, respectively.

Winchester Bancorp, Inc. as the holding company of the Bank is authorized to pursue other business activities permitted by applicable laws and regulations, which may include the acquisition of banking and financial services companies.

Winchester Bancorp, Inc.’s cash flows will depend on earnings from the investment of the net offering proceeds and from any dividends we receive from Winchester Savings Bank. The Bank is subject to regulatory limitations on the amount of dividends that it may pay. Initially, Winchester Bancorp, Inc. will not own or lease any property. We employ as officers of Winchester Bancorp, Inc. only persons who are officers of the Bank. However, we will use the support staff of the Bank from time to time. We will reimburse the Bank for the time devoted to Winchester Bancorp, Inc. by employees of the Bank; however, these individuals will not be separately compensated by Winchester Bancorp, Inc. Winchester Bancorp, Inc. may hire additional employees, as appropriate, to the extent it expands its business in the future.

Winchester Bancorp, Inc.’s corporate office is located at 661 Main Street, Winchester, Massachusetts 01890, and our telephone number is (781) 729-2130.

The Company's filings with the SEC, including copies of annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to these filings, if any, are available, free of charge, as soon as practicable after they are filed with the Securities and Exchange Commission (the “SEC”) under the Investor Relations section of the Company’s website, www.winchestersavings.com and on the SEC website, www.sec.gov. Information on these websites is not and should not be considered a part of this Annual Report on Form 10-K.

Winchester Savings Bank

General

Winchester Savings Bank is a Massachusetts-chartered savings bank headquartered in Winchester, Massachusetts. Winchester Savings Bank was originally chartered in 1871, and operates from its main office and four full-service branch offices in eastern Massachusetts, located in Arlington, Danvers and Woburn.

Our business consists primarily of taking deposits from the general public and investing those deposits, together with funds generated from operations, in one- to four-family residential real estate loans, multi-family residential real estate loans, construction loans, commercial real estate loans, home equity loans and lines of credit, commercial business loans and consumer loans, as well as in investment securities.

Winchester Savings Bank is subject to comprehensive regulation and examination by the Massachusetts Commissioner of Banks and the Federal Deposit Insurance Corporation (the "FDIC").

Winchester Savings Bank’s corporate office is located at 661 Main Street, Winchester, Massachusetts 01890, and our telephone number is (781) 729-2130. Winchester Savings Bank’s website address is www.winchestersavings.com. Information on our website is not and should not be considered a part of this Annual Report on Form 10-K.

Market Area

Winchester Savings Bank operates from its main office in Winchester, Massachusetts and four full-service branch offices in eastern Massachusetts, located in Arlington, Danvers and Woburn. Our main office and three of our branch offices are located in Middlesex County, Massachusetts, while one of our branch offices is located in Essex County, Massachusetts. Middlesex and Essex Counties are suburbs of Boston, Massachusetts.

We consider Middlesex County and, to a lesser extent, Essex County, as our primary market area for gathering deposits. We consider Middlesex County as well as the surrounding counties located in Massachusetts as our primary market area for lending.

Based on the 2020 United States census, the Boston metropolitan area is the tenth largest metropolitan area in the United States. The Boston metropolitan area benefits from a highly diversified economic base, including the presence of numerous institutions of higher learning, medical care and research centers and the corporate headquarters of several significant multinational corporations. Eastern Massachusetts also has many technology companies employing personnel with specialized skills. These factors affect the demand for residential homes, multifamily apartments, office buildings, shopping centers, industrial warehouses and other commercial properties.

Competition

We face significant competition within our market both in making loans and attracting deposits. Our market area has a high concentration of financial institutions, including large money center and regional banks, community banks and credit unions. Some of our competitors offer products and services that we currently do not offer, such as online account opening and automated wire transfers. Our competition for loans and deposits comes principally from commercial banks, savings institutions, mortgage banking firms, consumer finance companies and credit unions. We face additional competition for deposits from short-term money market funds, brokerage firms, mutual funds and insurance companies. Our ability to compete in our primary market area does not depend on any existing customer relationships.

As of June 30, 2024 (the latest date for which information is available), our market share was 0.72% of total deposits in Middlesex County, Massachusetts, making us the 26th largest financial institution by deposits out of 48 financial institutions operating in Middlesex County. As of June 30, 2024, our market share was 0.12% of total deposits in Essex County, Massachusetts, making us the 34th largest financial institution by deposits out of 36 financial institutions operating in Essex County.

Lending Activities

Our loan portfolio consists primarily of one- to four-family residential real estate loans, multi-family real estate loans, commercial real estate loans and construction loans. To a lesser extent, we originate home equity loans and lines of credit, commercial business loans and consumer loans.

Loan Portfolio Composition. The following table sets forth the composition of our loan portfolio by type of loan at the dates indicated. We had no loans held for sale at any of the dates indicated.

	At June 30,
	2025		2024
	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Mortgage loans:
Residential real estate	$357,748	47.4%	$338,903	49.5%
Commercial real estate	102,270	13.6	85,402	12.5
Multi-family real estate	166,691	22.1	124,843	18.2
Construction	95,941	12.7	101,413	14.8
Home equity loans and lines of credit	26,786	3.6	26,697	3.9
Commercial	4,335	0.6	6,591	1.0
Consumer and other	339	0.0	520	0.1
Total gross loans	754,110	100.0%	684,369	100.0%
Net deferred loan costs and fees	1,261		1,033
Allowance for credit losses	(4,151)		(3,451)
Loans, net	$751,220		$681,951

Contractual Maturities. The following tables set forth the contractual maturities of our total loan portfolio at June 30, 2025. Demand loans, loans having no stated repayment schedule or maturity, and overdraft loans are reported as being due in one year or less. The tables present contractual maturities and do not reflect repricing or the effect of prepayments. Actual maturities may differ.

	Residential Real Estate	Commercial Real Estate	Multi-Family Real Estate	Construction	Home Equity Loans and Lines of Credit	Commercial	Consumer	Total
	(In thousands)
Amounts due in:
One year or less	$3,002	$6,793	$18,069	$52,547	$287	$681	$15	$81,394
After one through five years	3,458	24,542	2,412	36,172	283	690	110	67,667
After five through 15 years	40,607	9,157	—	—	8,597	2,365	—	60,726
More than 15 years	310,681	61,778	146,210	7,222	17,619	599	214	544,323
Total	$357,748	$102,270	$166,691	$95,941	$26,786	$4,335	$339	$754,110

The following table sets forth our fixed and adjustable-rate loans at June 30, 2025 that are contractually due after June 30, 2026.

	Due After June 30, 2026
	Fixed	Adjustable	Total
	(In thousands)
Mortgage loans:
Residential real estate	$179,694	$175,052	$354,746
Commercial real estate	7,548	87,929	95,477
Multi-family real estate	711	147,911	148,622
Construction	16,122	27,272	43,394
Home equity loans and lines of credit	1,310	25,189	26,499
Commercial	3,054	600	3,654
Consumer	141	183	324
Total loans	$208,580	$464,136	$672,716

One- to Four-Family Residential Real Estate Lending. Our historical primary lending activity has been the origination of one- to four-family, owner-occupied, first mortgage loans, virtually all of which are secured by properties located in our market area. At June 30, 2025, one- to four-family residential real estate loans totaled $357.7 million, or 47.4% of our total loan portfolio. The average principal loan balance of our one- to four-family residential real estate loans was $436,000 at June 30, 2025. At that date, 77.5% of our one- to four-family residential real estate loans were owner-occupied, while 22.5% were rental properties.

We currently offer one- to four-family residential real estate loans with terms of up to 30 years. We retain the significant majority of the one- to four-family residential real estate loans that we originate. We originate fixed-rate and adjustable-rate one- to four-family residential real estate loans. One- to four-family residential real estate loans often remain outstanding for shorter periods than their contractual terms because borrowers refinance or prepay their loans. We generally limit the loan-to-value ratios of our mortgage loans without private mortgage insurance to 80% of market value. Loans where the borrower obtains private mortgage insurance may be made with loan-to-value ratios of up to 95%, while loans for affordable and first-time homebuyer programs may be made with loan-to-value ratios of up to 97%.

Our adjustable-rate one- to four-family residential real estate loans carry terms to maturity ranging from five to 30 years and generally have fixed rates for initial terms of three, five, or seven years, and adjust thereafter for periods of between one and five years, plus a margin, which in recent years has been tied to the one-year U.S. Treasury rate. The maximum amount by which the interest rate may be increased or decreased is generally 2.75% for the first adjustment period and 2% per adjustment period thereafter, with a lifetime interest rate cap of generally 6% over the initial interest rate of the loan and a floor of 2.75%.

We have not offered but may offer “interest only” mortgage loans on permanent one- to four-family residential real estate loans (where the borrower only pays interest for an initial period, after which the loan converts to a fully amortizing loan). We also have not offered and will not offer loans that provide for negative amortization of principal, such as “Option ARM” loans, where the borrower can pay less than the interest owed on the loan, resulting in an increased principal balance during the life of the loan. We have not offered “Alt-A” loans (i.e., loans that generally target borrowers with better credit scores who borrow with alternative documentation such as little or no verification of income).

We generally require title insurance on all of our one- to four-family residential real estate mortgage loans, and we also require that borrowers maintain fire and extended coverage casualty insurance (and, if appropriate, flood insurance) in an amount at least equal to the lesser of the loan balance or the replacement cost of the improvements. We do not conduct environmental testing on residential real estate mortgage loans unless specific concerns for hazards are identified by the appraiser used in connection with the origination of the loan. If we identify an environmental problem on land that will secure a loan, the environmental hazard must be remediated before the closing of the loan.

When underwriting residential real estate loans, we review and verify each loan applicant’s employment, income and credit history and, if applicable, our experience with the borrower. Our policy is to obtain credit reports and financial statements on all borrowers and guarantors. We require independent appraisals for all one- to four-family residential real estate loans in amounts of $250,000 or greater, as well as for all such loans originated for sale on the secondary market in amounts between $25,000 and $249,000. We use a third party for appraisal review. All appraisals, whether for loans sold on the secondary market or retained, are input into Fannie Mae’s Desktop Underwriter for reasonableness prior to origination. In addition, subsequent to loan origination, our loan quality control process may utilize an independent third party to conduct appraisal reviews.

Commercial Real Estate Lending. At June 30, 2025, we had $102.3 million in commercial real estate loans, representing 13.6% of our total loan portfolio.

We originate commercial real estate loans with rates that adjust after an initial fixed-rate period of generally one to five years. We currently originate these loans with the rate tied to Federal Home Loan Bank five-year classic advance rate plus a margin. We also originate commercial real estate loans with fixed rates with terms of three or five years and a balloon payment due at the end of the term. Our commercial real estate loans generally have amortization terms of 30 years. The maximum loan-to-value ratio of our commercial real estate loans is generally 75%. Our commercial real estate loans are typically secured by offices and warehouses, or other commercial properties. Our commercial real estate loans also include loans that were originated as construction loans and have since converted to permanent financing. The majority of our commercial real estate loans are non-owner-occupied. At June 30, 2025, the average principal loan balance of our outstanding commercial real estate loans was $1.2 million, and the largest of such loans was a $9.0 million loan secured by an industrial building. This loan was performing in accordance with its terms at June 30, 2025.

Set forth below is information regarding our commercial real estate loans at June 30, 2025.

	Number of Loans	Balance
Type of Loan	($ in thousands)
Office	31	$26,248
Retail	20	18,517
Industrial	14	27,411
Other commercial real estate	21	30,094
Total	87	$102,270

We consider a number of factors in originating commercial real estate loans. We evaluate the qualifications and financial condition of the borrower, including project-level and global cash flows, credit history, and management expertise, as well as the value and condition of the property securing the loan. When evaluating the qualifications of the borrower, we consider the financial resources of the borrower, the borrower’s experience in owning or managing a similar property and the borrower’s payment history with us and other financial institutions. In evaluating the property securing the loan, the factors we consider include the net operating income of the mortgaged property before debt service and depreciation, the ratio of the loan amount to the appraised value of the mortgaged property and the debt service coverage ratio (the ratio of net operating income to debt service). We generally seek a debt service ratio of at least 1.20x. Generally, commercial real estate loans are appraised by outside independent appraisers; however, if the principal balance of the loan is less than $500,000, we may utilize third-party evaluations in lieu of formal appraisals, which are subsequently reviewed by our credit department.

Personal guarantees are generally obtained from the principals of commercial real estate loan borrowers, although this requirement may be waived in limited circumstances depending upon the loan-to-value ratio and the debt service ratio associated with the loan. We require property, casualty and title insurance and flood insurance if the property is in a flood zone area.

Multi-family Residential Real Estate Lending. At June 30, 2025, we had $166.7 million in multi-family residential real estate loans, representing 22.1% of our total loan portfolio. Our multi-family loans are secured primarily by five-or-more unit residential buildings. The terms of and underwriting guidelines for our multi-family residential real estate loans are generally the same as for our commercial real estate loans, described above, including the use of personal guarantees. An immaterial amount of our multi-family residential real estate loans are secured by properties subject to rent control, and, in the future, we do not anticipate originating material amounts of loans secured by properties subject to rent control. At June 30, 2025, the average principal loan balance of our outstanding multi-family residential real estate loans was $2.1 million, and the largest of such loans was a $16.0 million loan secured by a 91-unit property. This loan was performing in accordance with its terms at June 30, 2025.

Construction Lending. At June 30, 2025, we had $95.9 million in construction and land loans, representing 12.7% of our total loan portfolio, nearly all of which consisted of commercial construction loans. Our construction loans are structured as straight construction or construction/permanent loans where after the initial construction period the loan converts to a permanent commercial mortgage loan. Our commercial construction loans are underwritten to the same guidelines for commercial mortgage loans, including the use of personal guarantees as well as corporate guarantees.

Commercial construction loans generally can be made with a maximum loan-to-value ratio of 75% of the estimated appraised market value upon completion of the project. Before making a commitment to fund a construction loan, we require an appraisal of the property by an independent licensed appraiser. We also generally require inspections of the property before disbursements of funds during the term of the construction loan.

Our construction loans are based upon estimates of costs and values associated with the completed project. Underwriting is focused on the borrowers’ financial strength, credit history and demonstrated ability to produce a quality product and effectively market and manage their operations.

Home equity loans and lines of credit Lending. In addition to one-to-four-family residential real estate loans, we offer home equity loans and lines of credit that are secured by the borrower’s primary or secondary residence. At June 30, 2025, we had $26.8 million, or 3.6%, of our total loan portfolio in home equity loans and lines of credit.

Commercial Lending. We make commercial loans and lines of credit primarily to small businesses in our market area. These loans and lines of credit are generally secured by business assets, such as equipment and accounts receivable. Commercial loans and lines of credit are made with both adjustable and fixed-interest rates and for terms generally up to 60 months or on demand. At June 30, 2025, commercial loans were $4.3 million, or 0.6% of total loans.

Consumer Lending. To a much lesser extent, we offer a variety of consumer loans to individuals who reside or work in our market area, including new and used automobile loans, unsecured overdraft lines of credit and loans secured by savings accounts. At June 30, 2025, our consumer loan portfolio totaled $339,000, or less than 0.01%, of our total loan portfolio.

Loan Underwriting Risks

Commercial Real Estate Loans and Multi-Family Real Estate Loans. Loans secured by commercial real estate and multi-family real estate generally have larger balances and involve a greater degree of risk than one- to four-family residential real estate loans. The primary concern with these types of lending is the borrower’s creditworthiness and the feasibility and cash flow potential of the underlying business. Payments on loans secured by income producing properties often depend on the successful operation and management of the properties. As a result, repayment of such loans may be subject, to a greater extent than residential real estate loans, to adverse conditions in the real estate market or the economy. To monitor cash flows on income properties, we require borrowers and loan guarantors to provide quarterly, semi-annual or annual financial statements, depending on the size of the loan. In reaching a decision on whether to make a commercial real estate loan or a multi-family real estate loan, we consider and review a global cash flow analysis of the borrower and consider the net operating income of the property, the borrower’s expertise, credit history and profitability and the value of the underlying property. An environmental phase one report is obtained when the possibility exists that hazardous materials may have existed on the site, or the site may have been impacted by adjoining properties that handled hazardous materials.

If we foreclose on a commercial real estate loan or a multi-family real estate loan, the marketing and liquidation period to convert the real estate asset to cash can be lengthy with substantial holding costs. In addition, vacancies, deferred maintenance, repairs and market stigma can result in prospective buyers expecting sale price concessions to offset their real or perceived economic losses for the time it takes them to return the property to profitability. Changes in economic conditions that are not in the control of the borrower or lender could also affect the value of the collateral for the loan or the future cash flow of the property. Additionally, any decline in real estate values may be more pronounced for commercial or multi-family real estate than single-family residential properties, and we may require additional paydowns or collateral to enhance the loan-to-value position. Depending on the individual circumstances, initial charge-offs and subsequent losses on these types of loans can be unpredictable and substantial.

Construction Loans. Construction lending involves additional risks when compared with permanent lending because funds are advanced upon the security of the project, which is of uncertain value before its completion. Because of the uncertainties in estimating construction costs, as well as the market value of the completed project and the effects of governmental regulation of real property, it is relatively difficult to evaluate accurately the total funds required to complete a project and the related loan-to-value ratio. In addition, generally during the term of a construction loan, interest may be funded by the borrower or disbursed from an interest reserve set aside from the construction loan budget. These loans often involve the disbursement of substantial funds with repayment substantially dependent on the success of the ultimate project and the ability of the borrower to sell or lease the property or obtain permanent take-out financing, rather than the ability of the borrower or guarantor to repay principal and interest. If the appraised value of a completed project proves to be overstated, we may have inadequate security for the repayment of the loan upon completion of construction of the project and may incur a loss. Land loans have substantially similar risks.

Adjustable-Rate One- to Four-Family Residential Real Estate Loans. Although adjustable-rate mortgage loans may reduce, to an extent, our vulnerability to changes in market interest rates because they periodically re-price, as interest rates increase the required payments due from the borrower also increase (subject to rate caps), increasing the potential for default by the borrower. At the same time, the ability of the borrower to repay the loan and the marketability of the underlying collateral may be adversely affected by higher interest rates. Upward adjustments of the contractual interest rate are also limited by our maximum periodic and lifetime rate adjustments. Moreover, the interest rates on most of our adjustable-rate loans do not adjust for up to five years after origination. As a result, the effectiveness of adjustable-rate mortgage loans in compensating for changes in market interest rates may be limited.

Originations, Sales, Participations and Purchases of Loans

Most of our loan originations are generated by our loan personnel and from referrals from existing customers, real estate brokers, accountants and other professionals. All loans we originate are underwritten pursuant to our policies and procedures. While we originate both fixed-rate and adjustable-rate loans, our ability to generate each type of loan depends upon relative borrower demand, market interest rates and pricing levels established by competing banks, thrifts, credit unions, and mortgage banking companies. Our volume of loan originations is influenced significantly by market interest rates, and, accordingly, the volume of our loan originations can vary from period to period. Historically, we have sold limited amounts of the loans we originate.

From time to time, we purchase loan participations where we are not the lead lender. In this situation, we follow our customary loan underwriting and approval policies. At June 30, 2025, the outstanding balances of our loan participations where we are not the lead lender totaled $56.3 million, or 7.5% of our loan portfolio, and consisted of seven borrower relationships secured by commercial real estate. We did not purchase any loans in the year ended June 30, 2025 and we purchased $3.9 million of loans in the year ended June 30, 2024. At June 30, 2025, all such loans were performing in accordance with their original terms. We occasionally sell participations to remain within our loans-to-one-borrower limits. For the year ended June 30, 2025 we participated out $2.0 million. No loans were participated out for the year ended June 30, 2024. We did not purchase any whole loans during these periods.

Loan Approval Procedures and Authority

The maximum amount that Winchester Savings Bank, may lend to one borrower and the borrower’s related entities is generally limited, by statute, to 20% of capital, which is defined under Massachusetts law as the sum of capital stock, retained earnings account and undivided profits. At June 30, 2025, this regulatory limit on loans-to-one borrower was $19.7 million for Winchester Savings Bank. We generally establish our internal loans-to-one borrower limits as $2.5 million for residential first mortgage loans, $1.0 million for residential second mortgage loans, and $10.0 million for other extensions of credit. At June 30, 2025, we had one loan outstanding with a principal balance of $10.0 million or above. At June 30, 2025, Winchester Savings Bank largest loan relationship with one borrower was for $16.0 million and was collateralized by a 91-unit multi-family real estate loan. This amount represents our 38.8% participation interest in the entire loan. This loan was performing in accordance with its original terms on that date.

Winchester Savings Bank's lending is subject to uniform written underwriting standards and origination procedures. Decisions on loan applications are made on the basis of detailed information submitted by the prospective borrower, credit histories that we obtain, and property valuations (consistent with our appraisal policy) prepared by outside independent licensed appraisers approved by our board of directors or internal evaluations, where permitted by regulations.

Certain of our executive officers can approve unsecured commercial loans up to $200,000, and secured commercial loans up to $2.0 million, while our management loan review committee, consisting of designated executive officers, can approve unsecured commercial loans up to $250,000, and secured commercial loans up to $5.0 million. With respect to residential mortgage loan authority, certain of our executive officers can approve loans in amounts up to $1.3 million, while our management loan review committee can approve such loans up to $1.4 million. Loans in excess of these amounts require approval of a board-level committee that serves as a credit committee.

Delinquencies and Non-Performing Assets

Delinquency Procedures. A late notice is sent to a borrower between the 16th and 18th day after a loan is past due. When the loan is 30 days past due, we mail the borrower a letter reminding the borrower of the delinquency, and attempt to contact the borrower to determine the reason for the delinquency. If necessary, at 45 days past due, additional contact will be made with the borrower, which usually includes an in-person meeting and the account will be monitored on a regular basis thereafter. When the loan reaches the 60th day of delinquency, we will send the borrower a letter informing the borrower of their rights and our intent to proceed with further collection efforts, including foreclosure, if the loan default is not cured within 90 days. A property will be inspected between the 30th and 90th day of delinquency. At the end of the 90-day cure period, a decision will be made whether to begin foreclosure proceedings. Loans are charged off when we believe that the recovery of principal is improbable. A summary report of all delinquency ratios and all non-accrual loans is provided to the board of directors each quarter.

Loans Past Due and Nonperforming Assets. Loans are reviewed on a regular basis. Management determines that a loan is non-performing when it is probable at least a portion of the loan will not be collected in accordance with the original terms due to a deterioration in the financial condition of the borrower or the value of the underlying collateral if the loan is collateral dependent. Non-accrual loans are loans for which collectability is questionable and, therefore, interest on such loans will no longer be recognized on an accrual basis. All loans that become 90 days or more delinquent are placed on non-accrual status unless the loan is well secured and is in the process of collection. When loans are placed on non-accrual status, unpaid accrued interest is fully reversed, and further income is recognized only to the extent received on a cash basis or cost recovery method. Generally, loans are restored to accrual status when the obligation is brought current, has performed in accordance with the contractual terms for a reasonable period of time (at least six consecutive months) and the ultimate collectability of the total contractual principal and interest is no longer in doubt.

When we acquire real estate as a result of foreclosure, the real estate is classified as real estate owned. The real estate owned is recorded at fair value, less estimated costs to sell. Soon after acquisition, we order a new appraisal, or evaluation when acceptable, to determine the current market value of the property. Any excess of the recorded value of the loan satisfied over the market value of the property is charged against the allowance for credit losses, or, if the existing allowance is inadequate, charged to expense, in either case during the applicable period of such determination. After acquisition, all costs incurred in maintaining the property are expensed. Costs relating to the development and improvement of the property, however, are capitalized to the extent of estimated fair value less estimated costs to sell.

Delinquent Loans. The following table sets forth our loan delinquencies by type and amount at the dates indicated.

	At June 30,
	2025			2024
	30-59 Days Past Due	60-89 Days Past Due	Greater than 90 Days Past Due	30-59 Days Past Due	60-89 Days Past Due	Greater than 90 Days Past Due
	(In thousands)
Mortgage loans:
Residential real estate	$—	$—	$340	$—	$—	$—
Commercial real estate	—	—	1,166	—	—	1,251
Multi-family real estate	—	—	—	—	—	—
Construction	—	—	—	—	—	—
Home equity loans and lines of credit	—	—	—	—	—	—
Commercial	—	—	270	—	—	—
Consumer	—	—	—	—	—	—
Total	$—	$—	$1,776	$—	$—	$1,251

Non-Performing Assets. The following table sets forth information regarding our non-performing assets at the dates indicated.

	At June 30,
	2025	2024
	(Dollars in thousands)
Non-accrual loans:
Mortgage loans:
Residential real estate	$777	$155
Commercial real estate	1,166	1,251
Multi-family real estate	—	—
Construction	—	—
Home equity loans and lines of credit	—	—
Commercial	270	—
Consumer	—	—
Total non-accrual loans	2,213	1,406
Accruing loans past due 90 days or more	—	—
Total non-performing loans	$2,213	$1,406
Foreclosed assets	—	—
Total non-performing assets	$2,213	$1,406
Total non-performing loans to total loans	0.29%	0.21%
Total non-accrual loans to total loans	0.29%	0.21%
Total non-performing assets to total assets	0.23%	0.16%

Classified Assets. Federal regulations provide for the classification of loans and other assets, such as debt and equity securities considered by applicable regulations to be of lesser quality, as “substandard,” “doubtful” or “loss.” An asset is considered “substandard” if it is inadequately protected by the current net worth and paying capacity of the obligor or of the collateral pledged, if any. “Substandard” assets include those characterized by the “distinct possibility” that the insured institution will sustain “some loss” if the deficiencies are not corrected. Assets classified as “doubtful” have all of the weaknesses inherent in those classified “substandard,” with the added characteristic that the weaknesses present make “collection or liquidation in full,” on the basis of currently existing facts, conditions, and values, “highly questionable and improbable.” Assets classified as “loss” are those considered “uncollectible” and of such little value that their continuance as assets without the establishment of a specific loss reserve is not warranted. Assets that do not currently expose the Bank to sufficient risk to warrant classification in one of the aforementioned categories but possess weaknesses are designated as “special mention” by our management.

In accordance with our loan policies, we regularly review the problem loans in our portfolio to determine whether any loans require classification in accordance with applicable regulations. Loans are listed on the “watch list” initially because of emerging financial weaknesses even though the loan is currently performing as agreed, or if the loan possesses weaknesses although currently performing. If a loan deteriorates in asset quality, the classification is changed to “special mention,” “substandard,” “doubtful” or “loss” depending on the circumstances and the evaluation. Generally, loans 90 days or more past due are placed on non-accrual status and classified “substandard.” Management reviews the status of each loan on our watch list on a quarterly basis.

On the basis of this review of our assets, our classified loans and special mention loans at the dates indicated were as follows:

	At June 30,
	2025	2024
	(In thousands)
Substandard loans	$416	$1,994
Doubtful loans	1,436	—
Loss loans	—	—
Total classified loans	$1,852	$1,994
Special mention loans (watch)	$3,897	$422

The increase in doubtful loans is due to the change in classification of one commercial real estate credit from substandard. The increase in special mention is due to the addition of a construction loan.

Allowance for Credit Losses for Loans

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

The allowance for credit losses is evaluated on a regular basis by management. This evaluation is subjective as it requires estimates that are susceptible to significant revision as more information becomes available.

We measure the allowance for credit losses using the SCALE method, which is a simple, spreadsheet-based method developed by the Federal Reserve Board to assist community banks in calculating a CECL-compliant allowance for credit losses using expected lifetime loss rates. The SCALE tool is a template designed for smaller community banks with total assets of less than $1 billion. It uses publicly available data to derive the initial lifetime loss rates. Management uses judgment to further adjust the expected lifetime loss rates with qualitative factors to reflect the facts and circumstances of our internal loss history and credit risk factors for each loan segment. The allowance for credit losses is measured on a collective (pool) basis when similar characteristics exist. We segment our loan portfolio to correspond to call report classification to make peer data more useful.

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

An unallocated component may be maintained to cover uncertainties that could affect management’s estimate of probable losses. The unallocated portion of the allowance reflects the margin of imprecision in the underlying assumptions used in the methodologies for estimating collectively and individually evaluated loans in the portfolio.

No assurances can be given that the level of allowance for credit losses will cover all the losses on the loans or that future adjustments to the allowance for credit losses will not be necessary if economic and other conditions differ substantially from the economic and other conditions used by management to determine the current level of the allowance for credit losses. A large loss could deplete the allowance and require increased provisions to replenish the allowance, which would adversely affect earnings.

As an integral part of their examination process, the Massachusetts Commissioner of Banks and the FDIC periodically review our allowance for credit losses, and as a result of such reviews, we may have to adjust our allowances for loan losses.

The following table sets forth activity in our allowance for credit losses for the periods indicated.

	For the Years Ended June 30,
	2025	2024
	(Dollars in thousands)
Allowance for credit losses at beginning of year	$3,451	$5,519
Change in accounting principle	—	(2,810)
Provision for credit losses	2,068	742
Charge-offs:
Mortgage loans:
Residential real estate	—	—
Commercial real estate	(85)	—
Multi-family real estate	—	—
Construction	—	—
Home equity loans and lines of credit	—	—
Commercial	(1,330)	—
Consumer	—	—
Total charge-offs	(1,415)	—
Total recoveries	47	—
Net (charge-offs) recoveries	(1,368)	—
Allowance at end of year	$4,151	$3,451
Allowance to non-performing loans	187.57%	245.45%
Allowance to total loans outstanding at the end of the year	0.55%	0.50%
Net (charge-offs) recoveries to average loans outstanding during the year	(0.19)%	—%

The increase in charge-offs for the year ended June 30, 2025 was due to our charging off approximately 80% of a $1.6 million commercial loan as of September 30, 2024 due to the borrower’s filing for bankruptcy protection and terminating operations of the underlying business. As of June 30, 2025, management has set up a reserve for the remainder of the balance of the credit.

The following table sets forth additional information with respect to charge-offs by category for the years indicated.

	For the Years Ended June 30,
	2025	2024
Net (charge-offs) recoveries to average loans outstanding during the year:
Mortgage loans:
Commercial real estate	(0.01)%	—%
Commercial	(0.18)%	—%

Allocation of Allowance for Credit Losses. The following table sets forth the allowance for credit losses allocated by loan category and the percent of the allowance in each category to the total allocated allowance at the dates indicated. The allowance for credit losses allocated to each category is not necessarily indicative of future losses in any particular category and does not restrict the use of the allowance to absorb losses in other categories.

	At June 30,
	2025			2024
	Allowance for Credit Losses on Loans	Percent of Allowance in Each Category to Total Allocated Allowance	Percent of Loans in Each Category to Total Loans	Allowance for Credit Losses on Loans	Percent of Allowance in Each Category to Total Allocated Allowance	Percent of Loans in Each Category to Total Loans
	(Dollars in thousands)
Mortgage loans:
Residential real estate	$1,510	36.5%	47.4%	$1,292	37.8%	49.5%
Commercial real estate	579	13.9	13.6	485	14.2	12.5
Multi-family real estate	944	22.7	22.1	710	20.8	18.2
Construction	705	17.0	12.7	778	22.8	14.8
Home equity loans and lines of credit	113	2.7	3.6	102	3.0	3.9
Commercial	298	7.2	0.6	39	1.1	1.0
Consumer	2	0.0	0.0	9	0.3	0.1
Total allocated allowance	$4,151	100.0%	100.0%	$3,415	100.0%	100.0%
Unallocated	—			36
Total	$4,151			$3,451

Investment Activities

General. Winchester Bancorp Inc. and Winchester Savings Bank have established an investment policy that governs our investment activities. The objectives of our investment policy are: (1) to assist in liquidity planning by purchasing and laddering securities that can be converted into liquid funds in times of increased loan demand or deposit outflows; (2) to optimize interest income within our overall asset/liability management; and (3) to assist in reducing our tax liability. All purchase and sale transactions are reviewed and ratified by the board of investments, which is a committee of our board of directors.

Our board of directors reviews our securities activities on a quarterly basis to ensure that such activities are consistent with our investment policy. The board has delegated to our President and Chief Executive Officer and our Chief Financial Officer the authority to engage in single investment transactions up to $3.0 million without prior approval of the board of directors or a committee of the board.

Our current investment policy authorizes us to invest in various types of investment grade investment securities and liquid assets, including U.S. treasury bills, notes, and bonds, U.S. government agency and government-sponsored agency obligations, federally insured certificates of deposit, corporate bonds and notes, government sponsored agency mortgage-backed securities and agency-supported collateralized mortgage obligations, marketable equity securities, mutual funds, managed funds, subordinated debt investments grade securities, U.S. government agency and government-sponsored agency structured notes, federal funds and municipal securities. We do not engage in any investment hedging activities or trading activities, nor do we purchase any high-risk mortgage derivative products, corporate junk bonds, or certain types of structured notes.

Generally Accepted Accounting Principals ("GAAP") requires that, at the time of purchase, we designate a debt security as held-to-maturity, available-for-sale, or trading, depending on our ability and intent to hold such security. Debt securities designated as available for sale are reported at fair value, while debt securities designated as held to maturity are reported at amortized cost.

At June 30, 2025, we had allocated no portion of the allowance for credit losses for investment securities.

Portfolio Maturities and Yields. The composition and maturities of the investment securities portfolio at June 30, 2025 are summarized in the following tables. Maturities are based on the final contractual payment dates, and do not reflect the effect of scheduled principal repayments, prepayments, or early redemptions that may occur. The weighted average yield is calculated based on the yield to maturity over the entire portfolio of debt securities weighted for the size of each debt security. No tax-equivalent yield adjustments have been made, as the effects would be immaterial.

	One Year or Less		More than One Year through Five Years		More than Five Years through Ten Years		More than Ten Years		Total
	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Fair Value	Weighted Average Yield
	(Dollars in thousands)
Securities held to maturity:
U.S. government and U.S. government- sponsored enterprise	$2,499	3.43%	$18,225	2.03%	$—	—%	$7,997	5.33%	$28,721	$27,689	3.07%
U.S. Government agency and U.S. government-sponsored enterprise residential mortgage-backed securities	6	(0.57)%	88	4.05%	1,194	4.68%	15,945	5.29%	17,233	17,071	5.24%
Corporate bonds and obligations	—	—%	7,833	1.85%	1,479	1.97%	—	—%	9,312	8,427	1.87%
Municipal bonds	—	—%	1,356	1.56%	589	1.43%	—	—%	1,945	2,136	1.52%
Total	$2,505	3.42%	$27,502	1.96%	$3,262	2.86%	$23,942	5.31%	$57,211	$55,323	3.48%

	One Year or Less		More than One Year through Five Years		More than Five Years through Ten Years		More than Ten Years		Total
	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Fair Value	Weighted Average Yield
	(Dollars in thousands)
Securities available for sale:
U.S. government and U.S. government-sponsored enterprise	$—	—%	$—	—%	$2,000	5.31%	$6,000	5.43%	$8,000	$7,962	5.40%
U.S. Government agency and U.S. government-sponsored enterprise residential mortgage-backed securities	—	—%	—	—%	174	5.10%	22,311	5.39%	22,485	22,567	5.39%
Corporate bonds and obligations	202	1.78%	16,765	1.97%	1,021	2.07%	—	—%	17,988	16,770	1.97%
Total	$202	1.78%	$16,765	1.97%	$3,195	4.26%	$28,311	5.40%	$48,473	$47,299	4.12%

Sources of Funds

General. Deposits have traditionally been our primary source of funds for use in lending and investment activities. We also use borrowings, primarily Federal Home Loan Bank of Boston advances, to supplement cash flow needs, lengthen the maturities of liabilities for interest rate risk purposes and to manage the cost of funds. In addition, we receive funds from scheduled loan payments, loan prepayments, maturities, pre-payments and calls of securities, retained earnings and income on earning assets. While scheduled loan payments and income on earning assets are relatively stable sources of funds, deposit inflows and outflows can vary widely and are influenced by prevailing interest rates, market conditions and competition.

Deposits. Our deposits are generated primarily from residents within our primary market area. We offer a selection of deposit accounts, including non-interest-bearing checking accounts, interest-bearing checking accounts, money market accounts, savings accounts and certificates of deposit. Deposit account terms vary, with the principal differences being the minimum balance required, the amount of time the funds must remain on deposit and the interest rate. At June 30, 2025, our core deposits, which are deposits other than certificates of deposit, were $396.0 million, representing 58.3% of total deposits at that date.

Interest rates, maturity terms, service fees and withdrawal penalties are established on a periodic basis. Deposit rates and terms are based primarily on current operating strategies and market rates, liquidity requirements, rates paid by competitors and growth goals. Our ability to gather deposits is impacted by the competitive market in which we operate, which includes numerous financial institutions of varying sizes offering a wide range of products. We believe that deposits are a stable source of funds, but our ability to attract and maintain deposits at favorable rates will be affected by market conditions, including competition and prevailing interest rates.

The following table sets forth the distribution of total deposits by account type at the dates indicated.

	At June 30,
	2025			2024
	Amount	Percent	Average Rate	Amount	Percent	Average Rate
	(Dollars in thousands)
Noninterest-bearing demand	$55,696	8.2%	—%	$52,442	8.2%	—%
NOW and demand deposits	59,410	8.7	0.04%	66,786	10.5	0.82%
Savings accounts	160,323	23.6	2.31%	168,514	26.5	2.54%
Money market accounts	120,597	17.8	3.21%	85,453	13.5	3.62%
Certificates of deposit	283,156	41.7	3.70%	262,198	41.3	4.41%
Total	$679,182	100.0%	2.66%	$635,393	100.0%	3.07%

As of June 30, 2025 and June 30, 2024, the aggregate amount of deposits we had in excess of $250,000, which is the maximum amount for federal deposit insurance, was $181.7 million and $157.3 million, respectively. In addition, as of June 30, 2025, the aggregate amount of all our certificates of deposit in excess of $250,000 was $99.0 million.

The following table sets forth the maturity of our certificates of deposit in excess of $250,000 as of June 30, 2025.

At June 30, 2025
(In thousands)
Maturity Period:
Three months or less	$18,202
Over three through six months	31,339
Over six through twelve months	43,498
Over twelve months	5,938
Total	$98,977

All of our deposits are fully insured due to the additional insurance provided to certain Massachusetts savings banks, such as Winchester Savings Bank, under the Depositors Insurance Fund (DIF), a private industry-sponsored insurance fund that insures all deposits at Winchester Savings Bank above FDIC limits. DIF insurance applies to all traditional deposit accounts at member banks, including savings accounts, checking accounts, certificates of deposit, and money market accounts held by individuals, businesses and trusts, as well as government accounts. Coverage is not affected by where a depositor resides.

Borrowed Funds. We may obtain advances from the Federal Home Loan Bank of Boston upon the security of our capital stock in the Federal Home Loan Bank of Boston and certain of our mortgage loans. Such advances may be made pursuant to several different credit programs, each of which has its own interest rate and range of maturities. We use such advances to supplement our deposits. To the extent such borrowings have different terms to repricing than our deposits, they can change our interest rate risk profile. At June 30, 2025, we had $147.0 million outstanding in advances from the Federal Home Loan Bank of Boston. On June 30, 2025, we had the ability to borrow $100.2 million in additional Federal Home Loan Bank of Boston advances. At June 30, 2025, we also had a $5.3 million line of credit with the Federal Home Loan Bank of Boston, which was not drawn at June 30, 2025. Additionally, at June 30, 2025, we had a $67.0 million secured line of credit through the Federal Reserve Borrower in Custody (BIC) program. At that date, there were no amounts outstanding.

Properties

Winchester Savings Bank operates from its main office in Winchester, Massachusetts and four full-service branch offices in eastern Massachusetts, located in Arlington, Danvers and Woburn. As of June 30, 2025, the net book value of our real properties, including land buildings and building improvements, was $6.4 million.

Subsidiary Activities

Winchester Bancorp Inc's subsidiary is Winchester Savings Bank and its subsidiaries are Sachem Holdings, Inc., Aberjona Holdings, Inc., 1871 Company, LLC, and Wedgemere Holdings, LLC. Sachem Holdings, Inc. and Aberjona Holdings, Inc. are Massachusetts security corporations established to hold investment securities. 1871 Company, LLC’s principal activity is the holding of bank premises. Wedgemere Holdings, LLC’s principal activity is the holding of properties acquired in settlement of loans.

Legal Proceedings

We are not involved in any pending legal proceedings as a plaintiff or defendant other than routine legal proceedings occurring in the ordinary course of business, and at June 30, 2025, we were not involved in any legal proceedings, the outcome of which would be material to our financial condition or results of operations.

Employees

As of June 30, 2025, we had 71 full-time and eight part-time and seasonal employees. Our employees are not represented by any collective bargaining group. Management believes that we have a good working relationship with our employees. The success of our business is highly dependent on our employees, who provide value to our customers and communities.

We believe that our ability to attract and retain top quality employees is a key to our future success. We continue to elevate individuals from within the organization into new roles and we expect to continue to assess our management and staffing needs and are likely to add personnel in the future in order to fully implement our business strategy.

In an effort to continue our investment in our employees and as part of the conversion, Winchester Savings Bank established the Employee Stock Ownership Plan ("ESOP") for its employees. Shares held in the ESOP will be released and allocated to employees on an annual basis based on the ratio of each such participant's annual compensation.

TAXATION

We are subject to federal and state income taxation in the same general manner as other corporations, with some exceptions discussed below. The following discussion of federal and state taxation is intended only to summarize material income tax matters and is not a comprehensive description of the tax rules applicable to Winchester Bancorp, MHC, Winchester Bancorp, Inc. and Winchester Savings Bank.

Our federal and state tax returns have not been audited for the past five years.

Federal Taxation

Method of Accounting. For federal income tax purposes, Winchester Bancorp, Inc. and Winchester Savings Bank will file a consolidated federal income tax return, and will report income and expenses on the accrual method of accounting and use a tax year ending June 30 for filing their federal income tax returns. We currently utilize the specific charge-off method under Section166(a) of the Internal Revenue Code.

Net Operating Loss Carryovers. Effective with the passage of the Tax Cuts and Jobs Act, net operating loss carrybacks are no longer permitted, and net operating losses are allowed to be carried forward indefinitely. Net operating loss carryforwards arising from tax years beginning after January 1, 2018 are limited to offset a maximum of 80% of a future year’s taxable income.

Capital Loss Carryovers. Generally, a financial institution may carry back capital losses to the preceding three taxable years and forward to the succeeding five taxable years. Any capital loss carryback or carryover is treated as a short-term capital loss for the year to which it is carried. As such, it is grouped with any other capital losses for the year to which carried and is used to offset any capital gains. Any loss remaining after the five-year carryover period that has not been deducted is no longer deductible. At June 30, 2025, Winchester Savings Bank had no capital loss carryovers.

Charitable Contribution Carryovers. A corporation may deduct charitable contributions of up to 10% of taxable income before the charitable contribution deduction. Disallowed charitable contributions are carried forward to the succeeding 5 taxable years. At June 30, 2025, Winchester Bancorp, Inc. has a federal carryover of $2,062,000 and a state carryover of $2,329,000, which expire on June 30, 2030.

Corporate Dividends. Winchester Bancorp, Inc. may generally exclude from its income 100% of dividends received from Winchester Savings Bank as a member of the same affiliated group of corporations.

State Taxation

Financial institutions in Massachusetts are required to file combined income tax returns. The Massachusetts excise tax rate for savings banks is currently 9.0% of federal taxable income, adjusted for certain items. Taxable income includes gross income as defined under the Internal Revenue Code, plus interest from bonds, notes and evidences of indebtedness of any state, including Massachusetts, less deductions, but not the credits, allowable under the provisions of the Internal Revenue Code, except for those deductions relating to dividends received and income or franchise taxes imposed by a state or political subdivision. Carryforwards and carrybacks of net operating losses and capital losses are not allowed.

A financial institution or business corporation is generally entitled to special tax treatment as a “security corporation” under Massachusetts law provided that: (a) its activities are limited to buying, selling, dealing in or holding securities on its own behalf and not as a broker; and (b) it has applied for, and received, classification as a “security corporation” by the

Commissioner of the Massachusetts Department of Revenue. A security corporation that is also a bank holding company under the Internal Revenue Code must pay a tax equal to 0.33% of its gross income. A security corporation that is not a bank holding company under the Internal Revenue Code must pay a tax equal to 1.32% of its gross income. Our subsidiaries that engage in securities transactions on their own behalf, are qualified as security corporations. As such, each has received security corporation classification by the Massachusetts Department of Revenue; and does not conduct any activities deemed impermissible under the governing statutes and the various regulations, directives, letter rulings and administrative pronouncements issued by the Massachusetts Department of Revenue.

As a Maryland business corporation, Winchester Bancorp, Inc. is required to file an annual report with and pay franchise taxes to the state of Maryland.

SUPERVISION AND REGULATION

General

Winchester Savings Bank is a Massachusetts-chartered savings bank. Our deposits are insured up to applicable limits by the FDIC and by the Depositors Insurance Fund for amounts in excess of the FDIC insurance limits. We are subject to extensive regulation by the Massachusetts Division of Banks, as our chartering agency, and by the FDIC, as our primary federal regulator and primary deposit insurer. We are required to file reports with, and are periodically examined by, the FDIC and the Massachusetts Division of Banks concerning our activities and financial condition and must obtain regulatory approvals prior to entering into certain transactions, including, but not limited to, mergers with or acquisitions of other financial institutions. Winchester Savings Bank is a member of the Federal Home Loan Bank of Boston.

Federal and state laws and regulations applicable to Winchester Savings Bank establish a comprehensive framework of activities in which an institution can engage and is intended primarily for the protection of depositors and borrowers and, for purposes of the FDIC, the protection of the Deposit Insurance Fund and not for the protection of investors. The regulatory structure also gives the regulatory authorities extensive discretion in connection with their supervisory and enforcement activities and examination policies, including policies with respect to the classification of assets and the establishment of adequate loan loss reserves for regulatory purposes.

As bank holding companies, Winchester Bancorp, Inc. and Winchester Bancorp, MHC are required to comply with the rules and regulations of the Federal Reserve Board. Each is required to file certain reports with the Federal Reserve Board and is subject to examination by and the enforcement authority of the Federal Reserve Board. Winchester Bancorp, Inc. is also subject to the rules and regulations of the Securities and Exchange Commission under the federal securities laws.

Any change in applicable laws or regulations, whether by Congress, the Commonwealth of Massachusetts, the Massachusetts Division of Banks, the FDIC, or the Federal Reserve Board, could have a material adverse impact on the operations and financial performance of Winchester Bancorp, Inc. and Winchester Savings Bank. In addition, Winchester Savings Bank is affected by the monetary and fiscal policies of various agencies of the U. S. Government, including the Federal Reserve Board. In view of changing conditions in the national economy and in the money markets, it is impossible for management to accurately predict future changes in monetary policy or the effect of such changes on the business or financial condition of Winchester Bancorp, Inc. and Winchester Savings Bank.

Set forth below is a brief description of material regulatory requirements that are or will be applicable to Winchester Savings Bank, Winchester Bancorp, Inc. and Winchester Bancorp, MHC. The description is limited to certain material aspects of the statutes and regulations addressed, and is not intended to be a complete description of such statutes and regulations and their effects on Winchester Savings Bank, Winchester Bancorp, Inc. and Winchester Bancorp, MHC.

Massachusetts Banking Laws and Supervision

Winchester Savings Bank is regulated and supervised by the Massachusetts Division of Banks. The Massachusetts Division of Banks is required to regularly examine each state-chartered financial institution. The approval of the Massachusetts Division of Banks is required to establish or close branches, to merge with another bank, to issue stock and to undertake many other activities. Any Massachusetts financial institution that does not operate in accordance with the regulations, policies and directives of the Massachusetts Divisions of Banks may be subject to an enforcement action. The Massachusetts Division of Banks may suspend or remove directors or officers of a financial institution who have violated the law, conducted a financial institution’s business in a manner that is unsafe, unsound or contrary to the depositors’ interests, or been negligent in the performance of their duties. In addition, the Massachusetts Division of Banks has the authority to appoint a receiver or conservator if it is determined that the financial institution is conducting its business in an unsafe or unauthorized manner, and under certain other circumstances.

The powers that Massachusetts-chartered savings banks can exercise under these laws include, but are not limited to, the following.

Lending Activities. A Massachusetts-chartered savings bank may make a wide variety of mortgage loans including fixed-rate loans, adjustable-rate loans, variable-rate loans, participation loans, graduated payment loans, construction and development loans, condominium and co-operative loans, second mortgage loans and other types of loans that may be made in accordance with applicable regulations. Commercial loans may be made to corporations and other commercial enterprises with or without security. Consumer and personal loans may also be made with or without security.

Insurance Sales. Under state law Massachusetts-chartered savings banks may engage in insurance sales activities if the Massachusetts Division of Banks has approved a plan of operation for insurance activities and the bank obtains a license from the Massachusetts Division of Insurance. A savings bank may be licensed directly or indirectly through an affiliate or a subsidiary corporation established for this purpose. Winchester Savings Bank does not offer insurance products.

Investment Activities. In general, Massachusetts-chartered savings banks may invest in preferred and common stock of any corporation organized under the laws of the United States or any state provided such investments do not involve control of any corporation and do not, in the aggregate, exceed 4.0% of the bank’s deposits. Massachusetts-chartered savings banks may in addition invest an amount equal to 1.0% of their deposits in stocks of Massachusetts corporations or companies with substantial employment in the Commonwealth which have pledged to the Massachusetts Division of Banks that such monies will be used for further development within the Commonwealth. At the present time, Winchester Savings Bank has the authority to invest in equity securities. However, such investment authority is constrained by federal law. See “—Federal Bank Regulation—Investment Activities” for such federal restrictions.

Dividends. A Massachusetts stock bank may declare from net profits cash dividends not more frequently than quarterly and non-cash dividends at any time. No dividends may be declared, credited or paid if the bank’s capital stock is impaired. A Massachusetts savings bank with outstanding preferred stock may not, without the prior approval of the Division of Banks, declare dividends on the common stock without also declaring dividends on the preferred stock. The approval of the Massachusetts Division of Banks is required if the total of all dividends declared in any calendar year exceeds the total of its net profits for that year combined with its retained net profits from the preceding two years, less any required transfer to surplus or a fund for the retirement of any preferred stock. For this purpose, net profits means the remainder of all earnings from current operations plus actual recoveries on loans and investments and other assets after deducting current operating expenses, actual losses, accrued dividends on preferred stock, if any, and all federal and state taxes.

Protection of Personal Information. Massachusetts has adopted regulatory requirements intended to protect personal information. The requirements are similar to existing federal laws such as the Gramm-Leach-Bliley Act, discussed below under “—Federal Bank Regulation—Privacy Regulations.” They require organizations to establish written information security programs to prevent identity theft. The Massachusetts regulations also contain technology system requirements, especially for the encryption of personal information sent over wireless or public networks or stored on portable devices.

Parity Approval. A Massachusetts savings bank may, in accordance with Massachusetts law, exercise any power and engage in any activity that has been authorized for national banks, federal thrifts or state banks in a state other than Massachusetts, provided that the activity is permissible under applicable federal law and not specifically prohibited by Massachusetts law. Such powers and activities must be subject to the same limitations and restrictions imposed on the national bank, federal thrift or out-of-state bank that exercised the power or activity. A Massachusetts savings bank may exercise such powers and engage in such activities by providing 30 days’ advanced written notice to the Massachusetts Division of Banks.

Loans to One Borrower Limitations. Massachusetts banking law grants broad lending authority. However, with certain limited exceptions, total obligations of one borrower to a Massachusetts savings bank may not exceed 20% of the bank’s total capital, which is defined under Massachusetts law as the sum of capital stock, surplus account and undivided profits.

Loans to a Bank’s Insiders. Massachusetts law provides that a Massachusetts financial institution shall comply with Regulation O of the Federal Reserve Board, which generally requires that extensions of credit to insiders:

•
be made on terms that are substantially the same as, and follow credit underwriting procedures that are not less stringent than, those prevailing for comparable transactions with unaffiliated persons and that do not involve more than the normal risk of repayment or present other unfavorable features; and
•
not exceed certain limitations on the amount of credit extended to such persons, individually and in the aggregate, which limits are based, in part, on the amount of the Massachusetts financial institution’s capital.

Regulatory Enforcement Authority. Any Massachusetts bank that does not operate in accordance with the regulations, policies and directives of the Massachusetts Division of Banks may be subject to sanctions for non-compliance, including seizure of the property and business of the bank and suspension or revocation of its charter. The Massachusetts Division of Banks may, under certain circumstances, suspend or remove officers or directors who have violated the law, conducted the bank’s business in a manner which is unsafe, unsound or contrary to the depositors’ interests or been negligent in the performance of their duties. In addition, upon finding that a bank has engaged in an unfair or deceptive act or practice, the Massachusetts Division of Banks may issue an order to cease and desist and impose a fine on the bank concerned. Massachusetts consumer protection and civil rights statutes applicable to Massachusetts savings banks permit private individual and class action lawsuits and provide for the rescission of consumer transactions, including loans, and the recovery of statutory and punitive damage and attorney’s fees in the case of certain violations of those statutes.

Depositors Insurance Fund. Winchester Savings Bank is a member of the Depositors Insurance Fund, a corporation that insures Massachusetts savings bank and cooperative bank deposits in excess of federal deposit insurance coverage. The Depositors Insurance Fund is authorized to charge savings banks a risk-based assessment on deposit balances in excess of the amounts insured by the FDIC.

Massachusetts has other statutes and regulations that are similar to the federal provisions discussed below.

Federal Bank Regulation

Capital Requirements. Federal regulations require FDIC-insured depository institutions to meet several minimum capital standards: a common equity Tier 1 capital to risk-based assets ratio of 4.5%, a Tier 1 capital to risk-based assets ratio of 6.0%, a total capital to risk-based assets ratio of 8%, and a Tier 1 capital to average assets leverage ratio of 4%.

For purposes of the regulatory capital requirements, common equity Tier 1 capital is generally defined as common stockholders’ equity and retained earnings. Tier 1 capital is generally defined as common equity Tier 1 and additional Tier 1 capital. Additional Tier 1 capital includes certain noncumulative perpetual preferred stock and related surplus and minority interests in equity accounts of consolidated subsidiaries. Total capital includes Tier 1 capital (common equity Tier 1 capital plus additional Tier 1 capital) and Tier 2 capital. Tier 2 capital is comprised of capital instruments and related surplus, meeting specified requirements, and may include cumulative preferred stock and long-term perpetual preferred stock, mandatory convertible securities, intermediate preferred stock and subordinated debt. Also included in Tier 2 capital is the allowance for loan and lease losses limited to a maximum of 1.25% of risk-weighted assets and, for institutions that made such an election regarding the treatment of Accumulated Other Comprehensive Income (“AOCI”), up to 45% of net unrealized gains on available-for-sale equity securities with readily determinable fair market values. Institutions that have not exercised the AOCI opt-out have AOCI incorporated into common equity Tier 1 capital (including unrealized gains and losses on available-for-sale-securities). Winchester Savings Bank has exercised the opt-out and therefore does not include AOCI in its regulatory capital determinations. Calculation of all types of regulatory capital is subject to deductions and adjustments specified in the regulations.

In determining the amount of risk-weighted assets for purposes of calculating risk-based capital ratios, all assets, including certain off-balance sheet assets (e.g., recourse obligations, direct credit substitutes, residual interests) are multiplied by a risk weight factor assigned by the regulations based on the risks believed inherent in the type of asset. Higher levels of capital are required for asset categories believed to present greater risk. For example, a risk weight of 0% is assigned to cash and U.S. government securities, a risk weight of 50% is generally assigned to prudently underwritten first lien one- to four-family residential mortgages, a risk weight of 100% is assigned to commercial and consumer loans, a risk weight of 150% is assigned to certain past due loans and a risk weight of between 0% to 600% is assigned to permissible equity interests, depending on certain specified factors.

In addition to establishing the minimum regulatory capital requirements, the regulations limit capital distributions and certain discretionary bonus payments to management if the institution does not hold a “capital conservation buffer”

consisting of 2.5% of common equity Tier 1 capital to risk-weighted asset above the amount necessary to meet its minimum risk-based capital requirements. However, the capital conservation buffer does not apply to institutions who have opted into the community bank leverage ratio, described below.

The FDIC, along with the other federal banking agencies, adopted a regulation providing that the agencies will take into account the exposure of a bank’s capital and economic value to changes in interest rate risk in assessing a bank’s capital adequacy. The FDIC also has authority to establish individual minimum capital requirements in appropriate cases upon determination that an institution’s capital level is, or is likely to become, inadequate in light of the particular circumstances.

The federal banking agencies, including the FDIC, are required to establish a “community bank leverage ratio” (“CBLR”) of between 8% to 10% of average total consolidated assets for qualifying institutions with assets of less than $10 billion. Institutions with capital meeting the specified requirements and electing to follow the alternative framework are deemed to comply with the applicable regulatory capital requirements, including the risk-based requirements. A qualifying institution may opt in and out of the community bank leverage ratio on its quarterly call report.

The current optional CBLR has been established at 9%. The CBLR framework includes a two-quarter grace period for an institution that ceases to meet any qualifying criteria, provided that the institution’s leverage ratio falls no more than one percentage point below the applicable CBLR requirement. As of June 30, 2025, Winchester Savings Bank had opted into the CBLR framework and exceeded the current regulatory CBLR requirement.

Standards for Safety and Soundness. As required by statute, the federal banking agencies have adopted final regulations and guidelines to implement safety and soundness standards. The guidelines set forth the safety and soundness standards that the federal banking agencies use to identify and address problems at insured depository institutions before capital becomes impaired. The guidelines address internal controls and information systems, internal audit system, credit underwriting, loan documentation, interest rate exposure, asset growth, asset quality, earnings and compensation, fees and benefits. The agencies have also established standards for safeguarding customer information. If the appropriate federal banking agency determines that an institution fails to meet any standard prescribed by the guidelines, the agency may require the institution to submit to the agency an acceptable plan to achieve compliance with the standard. Failure to implement such a plan can result in further enforcement action, including the issuance of a cease and desist order and/or the imposition of civil money penalties.

Investment Activities. All state-chartered FDIC insured banks, including savings banks, are generally limited in their activities as principal and equity investments to activities and equity investments of the type and in the amount authorized for national banks, notwithstanding state law, subject to certain exceptions. For example, state-chartered banks may, with FDIC approval, continue to exercise state authority to invest in common or preferred stocks listed on a national securities exchange and in shares of an investment company registered under applicable regulations, or the maximum amount permitted by Massachusetts law, whichever is less.

In addition, the FDIC is authorized to permit a state-chartered bank to engage in state-authorized activities or investments not permissible for national banks (other than non-subsidiary equity investments) if it meets all applicable capital requirements and it is determined that such activities or investments do not pose a significant risk to the Deposit Insurance Fund. The FDIC has adopted procedures for institutions seeking approval to engage in such activities or investments. In addition, a state nonmember bank may control a subsidiary that engages in activities as principal that would only be permitted for a national bank to conduct in a “financial subsidiary” if the bank meets specified conditions and deducts its investment in the subsidiary for regulatory capital purposes.

Interstate Banking and Branching. Federal law permits well capitalized and well managed bank holding companies to acquire banks in any state, subject to Federal Reserve Board approval, certain concentration limits and other specified conditions. Interstate mergers of banks are also authorized, subject to regulatory approval and other specified conditions. In addition, banks may establish de novo branches on an interstate basis to the extent that branching is authorized by the law of the host state for the banks chartered by that state.

Prompt Corrective Regulatory Action. Federal law requires, among other things, that federal bank regulatory authorities take “prompt corrective action” with respect to banks that do not meet minimum capital requirements. For these purposes, the law establishes five capital categories: well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized and critically undercapitalized.

The FDIC has adopted regulations to implement the prompt corrective action legislation. An institution is deemed to be “well capitalized” if it has a CBLR leverage ratio of 9.0% or greater, or if it has a total risk-based capital ratio of 10.0% or greater, a Tier 1 risk-based capital ratio of 8.0% or greater, a leverage ratio of 5.0% or greater and a common equity Tier 1 capital ratio of 6.5% or greater, and is not subject to a written agreement, order, capital directive, or prompt corrective action directive. An institution is deemed to be “adequately capitalized” if it has a total risk-based capital ratio of 8.0% or greater, a Tier 1 risk-based capital ratio of 6.0% or greater, a leverage ratio of 4.0% or greater and a common equity Tier 1 capital ratio of 4.5% or greater. An institution is deemed to be “undercapitalized” if it has a total risk-based capital ratio of less than 8.0%, a Tier 1 risk-based capital ratio of less than 6.0%, a leverage ratio of less than 4.0%, or a common equity Tier 1 capital ratio of less than 4.5%. An institution is deemed to be “significantly undercapitalized” if it has a total risk-based capital ratio of less than 6.0%, a Tier 1 risk-based capital ratio of less than 4.0%, a leverage ratio of less than 3.0% or a common equity Tier 1 capital ratio of less than 3.0%. An institution is deemed to be “critically undercapitalized” if it has a ratio of tangible equity (as defined in the regulations) to total assets that is equal to or less than 2.0%. As of June 30, 2025, Winchester Savings Bank was a “well capitalized” institution under the FDIC regulations.

At each successive lower capital category, an insured depository institution is subject to more restrictions and prohibitions, including restrictions on growth, restrictions on interest rates paid on deposits, restrictions or prohibitions on payment of dividends, and restrictions on the acceptance of brokered deposits. Furthermore, if an insured depository institution is classified in one of the undercapitalized categories, it is required to submit a capital restoration plan to the appropriate federal banking agency, and the holding company must guarantee the performance of that plan in an amount equal to the lesser of 5.0% of the institution’s total assets when deemed undercapitalized or the amount necessary to achieve the status of adequately capitalized. Based upon its capital levels, a bank that is classified as well-capitalized, adequately capitalized, or undercapitalized may be treated as though it were in the next lower capital category if the appropriate federal banking agency, after notice and opportunity for hearing, determines that an unsafe or unsound condition, or an unsafe or unsound practice, warrants such treatment. If an “undercapitalized” bank fails to submit an acceptable capital restoration plan, it is treated as if it is “significantly undercapitalized.” “Significantly undercapitalized” banks must comply with one or more of a number of additional restrictions, including but not limited to an order by the FDIC to sell sufficient voting stock to become adequately capitalized, requirements to reduce total assets, cease receipt of deposits from correspondent banks or to dismiss directors or officers, as well as restrictions on interest rates paid on deposits, compensation of executive officers and capital distributions by the parent holding company. “Critically undercapitalized” institutions are subject to additional measures including, subject to a narrow exception, the appointment of a receiver or conservator within 270 days after it obtains such status.

Transaction with Affiliates and Regulation W of the Federal Reserve Board. Transactions between banks and their affiliates are governed by federal law. An affiliate of a bank includes any company or entity that controls, is controlled by or is under common control with the bank. In a holding company context, the parent bank holding company and any companies which are controlled by such parent holding company are affiliates of the bank (although subsidiaries of the bank itself, except financial subsidiaries, are generally not considered affiliates). Generally, Section 23A of the Federal Reserve Act and the Federal Reserve Board’s Regulation W limit the extent to which the bank or its subsidiaries may engage in “covered transactions” with any one affiliate to an amount equal to 10% of such institution’s capital stock and surplus, and limits all such transactions with all affiliates to an amount equal to 20% of such institution’s capital stock and surplus. In addition, loans or other extensions of credit by the financial institution to the affiliate are required to be collateralized in accordance with the requirements set forth in Section 23A of the Federal Reserve Act. Section 23B applies to “covered transactions” as well as to certain other transactions, and requires that all such transactions be on terms substantially the same, or at least as favorable, to the institution or subsidiary as those provided to a non-affiliate. Transactions with affiliates covered by Section 23B also include the provision of services to and the sale of assets by a bank to an affiliate.

Extensions of Credit to Insiders and Regulation O of the Federal Reserve Board. Sections 22(h) and (g) of the Federal Reserve Act and the Federal Reserve Board's Regulation O place restrictions on loans to a bank’s and its affiliates' insiders, i.e., executive officers, directors and principal stockholders. Under Section 22(h) of the Federal Reserve Act, loans to a director, an executive officer and to a greater-than-10% stockholder of a financial institution or its affiliates, and certain entities controlled by these individuals, together with all other outstanding loans to such person and related interests, may not exceed specified limits. Section 22(h) of the Federal Reserve Act also requires that loans to directors, executive officers and principal stockholders be made on terms and conditions substantially the same as offered in comparable transactions to persons who are not insiders and also requires prior board approval for certain loans. In addition, the aggregate amount of extensions of credit by a financial institution to insiders cannot exceed the institution’s unimpaired capital and surplus. Section 22(g) of the Federal Reserve Act places additional restrictions on loans to executive officers.

Enforcement. The FDIC has extensive enforcement authority over insured state savings banks. The enforcement authority includes, among other things, the ability to assess civil money penalties, issue cease and desist orders and remove directors and officers. In general, these enforcement actions may be initiated in response to violations of laws and regulations, breaches of fiduciary duty and unsafe or unsound practices. The FDIC is required, with certain exceptions, to appoint a receiver or conservator for an insured state savings bank if that bank was “critically undercapitalized” on average during the calendar quarter beginning 270 days after the date on which the institution became “critically undercapitalized.” The FDIC may also appoint itself as conservator or receiver for an insured state savings bank under specified circumstances, including: (1) insolvency; (2) substantial dissipation of assets or earnings through violations of law or unsafe or unsound practices; (3) existence of an unsafe or unsound condition to transact business; (4) insufficient capital; or (5) the incurrence of losses that will deplete substantially all of the institution’s capital with no reasonable prospect of replenishment without federal assistance.

Federal Insurance of Deposit Accounts. Winchester Savings Bank is a member of the Deposit Insurance Fund, which is administered by the FDIC. Deposit accounts in Winchester Savings Bank are insured up to a maximum of $250,000 for each separately insured depositor for each account ownership category.

The FDIC imposes an assessment for deposit insurance on all depository institutions. Under the FDIC’s risk-based assessment system, insured institutions deemed less risky of failure pay lower assessments.

Assessment rates (inclusive of possible adjustments) for most banks with less than $10 billion of assets are based on a formula using financial data and supervisory ratings, and currently range from 2.5 to 32 basis points of each institution’s total assets less tangible capital.

The FDIC has authority to increase insurance assessments. A significant increase in insurance premiums would likely have an adverse effect on the operating expenses and results of operations of Winchester Savings Bank. Future insurance assessment rates cannot be predicted.

Insurance of deposits may be terminated by the FDIC upon a finding that the institution has engaged in unsafe or unsound practices, is in an unsafe or unsound condition to continue operations or has violated any applicable law, regulation, order or regulatory condition imposed in writing. We do not know of any practice, condition or violation that might lead to termination of deposit insurance.

Privacy Regulations. Federal regulations generally require that we disclose our privacy policy, including identifying with whom we share a customer’s “non-public personal information,” to customers at the time of establishing the customer relationship and annually thereafter. In addition, we are required to provide our customers with the ability to “opt-out” of having their personal information shared with unaffiliated third parties and not to disclose account numbers or access codes to non-affiliated third parties for marketing purposes. We currently have privacy protection policies in place and believe that such policies are in compliance with the regulations.

Cybersecurity. The federal banking agencies have adopted rules providing for notification requirements for banking organizations and their service providers for significant cybersecurity incidents. A banking organization is required to notify its primary federal regulator as soon as possible, and no later than 36 hours after the banking organization determines that a “computer-security incident” rising to the level of a “notification incident” has occurred. Notification is required for incidents that have materially affected or are reasonably likely to materially affect the viability of a banking organization’s operations, its ability to deliver banking products and services, or the stability of the financial sector. Service providers are required under the rule to notify affected banking organization customers as soon as possible when the provider determines that it has experienced a computer-security incident that has materially affected or is reasonably likely to materially affect the banking organization’s customers for four or more hours.

Community Reinvestment Act. Under the Community Reinvestment Act, or CRA, as implemented by FDIC regulations, a savings bank has a continuing and affirmative obligation, consistent with its safe and sound operation, to help meet the credit needs of its entire community, including low- and moderate-income neighborhoods. The CRA does not establish specific lending requirements or programs for financial institutions nor does it limit an institution’s discretion to develop the types of products and services that it believes are best suited to its particular community, consistent with the CRA. The CRA does require the FDIC, in connection with its examination of a bank it regulates, to assess the institution’s record of meeting the credit needs of its community and to take such record into account in its evaluation of certain applications by such institution, including applications to acquire branches and other financial institutions. The CRA requires the FDIC to provide a written evaluation of an institution’s CRA performance utilizing a four-tiered descriptive rating system. Winchester Savings Bank’s latest FDIC CRA rating was “Satisfactory.”

Massachusetts has its own statutory counterpart to the CRA which is also applicable to Winchester Savings Bank. The Massachusetts version is generally similar to the CRA but utilizes a five-tiered descriptive rating system. Massachusetts law requires the Massachusetts Division of Banks to consider, but not be limited to, a bank’s record of performance under

Massachusetts law in considering any application by the bank to establish a branch or other deposit-taking facility, to relocate an office or to merge or consolidate with or acquire the assets and assume the liabilities of any other banking institution. Winchester Savings Bank’s most recent rating under Massachusetts law was “Satisfactory.”

Consumer Protection and Fair Lending Regulations. Massachusetts financial institutions are subject to a variety of federal and Massachusetts statutes and regulations that are intended to protect consumers and prohibit discrimination in the granting of credit. These statutes and regulations provide for a range of sanctions for non-compliance with their terms, including imposition of administrative fines and remedial orders, and referral to the Attorney General for prosecution of a civil action for actual and punitive damages and injunctive relief. Certain of these statutes authorize private individual and class action lawsuits and the award of actual, statutory and punitive damages and attorneys’ fees for certain types of violations.

Bank Secrecy Act, USA PATRIOT Act and Anti-Money Laundering Regulations. Winchester Savings Bank is subject to federal anti-money laundering and anti-terrorist financing laws, including the Bank Secrecy Act (“BSA”) and the Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism Act (the “USA PATRIOT Act”) and those laws’ implementing regulations issued by the U.S. Department of the Treasury’s Financial Crimes Enforcement Network (“FinCEN). The USA PATRIOT Act provides federal agencies the power to address money laundering and terrorist threats through enhanced domestic security measures, expanded surveillance powers, increased information sharing, and broadened anti-money laundering requirements. The USA PATRIOT Act has also implemented measures intended to encourage information sharing among bank regulatory agencies and law enforcement bodies. The BSA and the USA PATRIOT Act, and their implementing regulations, impose affirmative obligations, including requiring banks to: establish anti-money laundering compliance programs that include policies, procedures and internal controls; appoint of an anti-money laundering compliance officer; establishing a training program; conduct independent testing; perform customer due diligence; file certain reports with FinCEN and law enforcement that are designed to assist in the direction and prevention of money laundering and terrorist financing activities; establish programs specifying procedures for obtaining and maintaining certain records from customers seeking to open new accounts, including verifying the identity of customers; and, in certain circumstances, comply with enhanced due diligence policies, procedures and controls designed to detect and review for certain high risk customers or accounts. The USA PATRIOT Act also includes prohibitions on correspondent accounts for foreign shell banks and requires compliance with record keeping obligations with respect to correspondent accounts of foreign banks.

Other Laws and Regulations

Interest and other charges collected or contracted for by financial institutions are subject to state usury laws and federal laws concerning interest rates. Loan operations are also subject to state and federal laws applicable to credit transactions, such as the:

•
Home Mortgage Disclosure Act, requiring financial institutions to provide information to enable the public and public officials to determine whether a financial institution is fulfilling its obligation to help meet the housing needs of the community it serves;
•
Real Estate Settlement Procedures Act, requiring that borrowers for mortgage loans for one- to four-family residential real estate receive various disclosures, including good faith estimates of settlement costs, lender servicing and escrow account practices, and prohibiting certain practices that increase the cost of settlement services;
•
Equal Credit Opportunity Act, prohibiting discrimination on the basis of race, creed or other prohibited factors in extending credit;
•
Fair Credit Reporting Act, governing the use and provision of information to credit reporting agencies;
•
Fair Debt Collection Practices Act, governing the manner in which consumer debts may be collected;
•
Massachusetts Debt Collection Regulations, establishing standards, by defining unfair or deceptive acts or practices, for the collection of debts from persons within the Commonwealth of Massachusetts and the General Laws of Massachusetts, Chapter 167E, which governs our lending powers; and
•
Rules and regulations of the various federal and state agencies charged with the responsibility of implementing such federal and state laws.

Our deposit operations also are subject to, among others, the:

•
Right to Financial Privacy Act, which imposes a duty to maintain confidentiality of consumer financial records and prescribes procedures for complying with administrative subpoenas of financial records;
•
Check Clearing for the 21st Century Act (also known as “Check 21”), which gives “substitute checks,” such as digital check images and copies made from that image, the same legal standing as the original paper check;
•
Electronic Funds Transfer Act and Regulation E promulgated thereunder, which govern automatic deposits to and withdrawals from deposit accounts and customers’ rights and liabilities arising from the use of automated teller machines and other electronic banking services; and
•
General Laws of Massachusetts, Chapter 167D, which governs deposit powers.

Federal Home Loan Bank System

Winchester Savings Bank is a member of the Federal Home Loan Bank System, which consists of 11 regional Federal Home Loan Banks. Each Federal Home Loan Bank provides a central credit facility primarily for member institutions. Members of the Federal Home Loan Bank are required to acquire and hold shares of capital stock in the Federal Home Loan Bank. We were in compliance with this requirement at June 30, 2025. Based on redemption provisions of the Federal Home Loan Bank of Boston, the stock has no quoted market value and is carried at cost. We review Federal Home Loan Bank stock for impairment based on the ultimate recoverability of its cost basis. As of June 30, 2025 no impairment has been recognized.

At its discretion, the Federal Home Loan Bank of Boston may declare dividends on their stock. The Federal Home Loan Banks are required to provide funds for certain purposes including, for example, contributing funds for affordable housing programs. These requirements could reduce the amount of dividends that the Federal Home Loan Banks pay to their members and result in the Federal Home Loan Banks imposing a higher rate of interest on advances to their members. In 2024, the Federal Home Loan Bank of Boston paid dividends equal to an annual yield of 7.69%. There can be no assurance that such dividends will continue in the future.

Holding Company Regulation

General. Winchester Bancorp, Inc. and Winchester Bancorp, MHC are be subject to examination, regulation, and periodic reporting under the Bank Holding Company Act, as administered by the Federal Reserve Board. Winchester Bancorp, Inc. and Winchester Bancorp, MHC are required to obtain the prior approval of the Federal Reserve Board to acquire all, or substantially all, of the assets of any bank or bank holding company. Prior Federal Reserve Board approval would be required for Winchester Bancorp, Inc. or Winchester Bancorp, MHC to acquire direct or indirect ownership or control of any voting securities of any bank or bank holding company if, after such acquisition, it would, directly or indirectly, own or control more than 5% of any class of voting shares of the bank or bank holding company. In addition to the approval of the Federal Reserve Board, prior approval may also be necessary from other agencies having supervisory jurisdiction over the bank to be acquired before any bank acquisition can be completed.

Permissible Activities. A bank holding company is generally prohibited from engaging in non-banking activities, or acquiring direct or indirect control of more than 5% of the voting securities of any company engaged in non-banking activities. One of the principal exceptions to this prohibition is for activities found by the Federal Reserve Board to be so closely related to banking or managing or controlling banks as to be a proper incident thereto. Some of the principal activities that the Federal Reserve Board has determined by regulation to be so closely related to banking are: (i) making or servicing loans; (ii) performing certain data processing services; (iii) providing discount brokerage services; (iv) acting as fiduciary, investment or financial advisor; (v) leasing personal or real property; (vi) making investments in corporations or projects designed primarily to promote community welfare; and (vii) acquiring a savings and loan association whose direct and indirect activities are limited to those permitted for bank holding companies.

The Gramm-Leach-Bliley Act authorized a bank holding company that meets specified conditions, including being “well capitalized” and “well managed,” to opt to become a “financial holding company” and thereby engage in a broader array of financial activities than previously permitted. Such activities can include insurance underwriting and investment banking. We do not expect to opt into financial holding company status.

Stock Repurchases. A bank holding company is generally required to give the Federal Reserve Board prior written notice of any purchase or redemption of then outstanding equity securities if the gross consideration for the purchase or redemption, when combined with the net consideration paid for all such purchases or redemptions during the preceding 12 months, is equal to 10% or more of the company’s consolidated net worth. The Federal Reserve Board may disapprove such a purchase or redemption if it determines that the proposal would constitute an unsafe and unsound practice, or would violate any law, regulation, Federal Reserve Board order or directive, or any condition imposed by, or written agreement with, the Federal Reserve Board. There is an exception to this approval requirement for well-capitalized bank holding companies that meet certain other conditions.

Capital Distributions. The Federal Reserve Board has issued a policy statement regarding capital distributions, including dividends, by bank holding companies. In general, the Federal Reserve Board’s policies provide that dividends should be paid only out of current earnings and only if the prospective rate of earnings retention by the bank holding company appears consistent with the organization’s capital needs, asset quality and overall financial condition. The Federal Reserve Board’s policies also require that a bank holding company serve as a source of financial and managerial strength to its subsidiary bank by standing ready to use available resources to provide adequate capital funds to the bank during periods of financial stress or adversity and by maintaining the financial flexibility and capital-raising capacity to obtain additional resources for assisting its subsidiary bank where necessary. The Dodd-Frank Act codified the source of strength doctrine into regulation. Under the prompt corrective action laws, the ability of a bank holding company to pay dividends may be restricted if a subsidiary bank becomes undercapitalized. In addition, the Federal Reserve Board has issued guidance that requires consultation with the agency prior to a bank holding company’s payment of dividends or repurchase of stock under certain circumstances. These regulatory policies could affect the ability of Winchester Bancorp, Inc. to pay dividends, repurchase its stock or otherwise engage in capital distributions.

Capital. Consolidated regulatory capital requirements identical to those applicable to the subsidiary banks generally apply to bank holding companies. However, the Federal Reserve Board has provided a “small bank holding company” exception to its consolidated capital requirements, and subsequent legislation and the related issuance of regulations by the Federal Reserve Board have increased the threshold for the exception to $3.0 billion of consolidated assets. Consequently, bank holding companies with less than $3.0 billion of consolidated assets are not subject to the consolidated holding company regulatory capital requirements unless otherwise directed by the Federal Reserve Board. As a result, Winchester Bancorp, Inc. will not be subject to the capital requirements until such time as its consolidated assets exceed $3.0 billion or unless otherwise directed by the Federal Reserve Board

Waivers of Dividends by Winchester Bancorp, MHC. Winchester Bancorp, Inc. may pay dividends on its common stock to public stockholders. If it does, it is also required to pay dividends to Winchester Bancorp, MHC, unless Winchester Bancorp, MHC elects to waive the receipt of dividends. Current Federal Reserve Board policy restricts a mutual holding company that is regulated as a bank holding company from waiving the receipt of dividends paid by its subsidiary holding company. Accordingly, it is unlikely that Winchester Bancorp, MHC would be able to waive the receipt of dividends paid by Winchester Bancorp, Inc.

Massachusetts Holding Company Regulation. Under Massachusetts banking laws, a company owning or controlling two or more banking institutions, including a savings bank, is regulated as a bank holding company. The term “company” is defined by the Massachusetts banking laws similarly to the definition of “company” under the Bank Holding Company Act. Each Massachusetts bank holding company: (i) must obtain the approval of the Massachusetts Board of Bank Incorporation before engaging in certain transactions, such as the acquisition of more than 5% of the voting stock of another banking institution; (ii) must register, and file reports, with the Massachusetts Division of Banks; and (iii) is subject to examination by the Massachusetts Division of Banks.

Change in Bank Control Act

Under the Change in Bank Control Act ("CIBCA") and its implementing regulations, no person, or group of persons acting in concert, may acquire control of a bank holding company such as Winchester Bancorp, Inc. unless the Federal Reserve Board has been given 60 days’ prior written notice and not disapproved the proposed acquisition. The Federal Reserve Board considers several factors in evaluating a notice, including the financial and managerial resources of the acquirer and competitive effects. Control, as defined under the CIBCA and applicable regulations, means the power, directly or indirectly, to direct the management or policies of the company or to vote 25% or more of any class of voting securities of the company. Acquisition of more than 10% of any class of a bank holding company’s voting securities constitutes a rebuttable presumption of control under certain circumstances, including where, as is the case with Winchester Bancorp, Inc., the issuer has registered securities under Section 12 of the Securities Exchange Act of 1934.

Acquisition under the Bank Holding Company Act

In addition, federal regulations provide that no company may acquire control of a bank holding company without the prior approval of the Federal Reserve Board. Control, as defined under the Bank Holding Company Act and Federal Reserve Board regulations, means ownership, control or power to vote 25% or more of any class of voting stock, control in any manner over the election of a majority of the company’s directors, or a determination by the Federal Reserve Board that the acquiror has the power to exercise, directly or indirectly, a controlling influence over the management or policies of the company. Any company that acquires such control becomes a “bank holding company” subject to registration, examination and regulation by the Federal Reserve Board. Relevant factors concerning when a company exercises a controlling influence over a bank or bank holding company include the company’s voting and nonvoting equity investment in the bank or bank holding company, director, officer and employee overlap and the scope of business relationships between the company and bank or bank holding company. In addition, a bank holding company must obtain Federal Reserve Board approval before acquiring ownership or control of 5% or more of any class of voting stock of a bank or another bank holding company.

Federal Securities Laws

Winchester Bancorp, Inc. common stock is registered with the Securities and Exchange Commission. Winchester Bancorp, Inc. is subject to the information, proxy solicitation, insider trading restrictions and other requirements under the Securities Exchange Act of 1934.

The registration under the Securities Act of 1933 of shares of common stock issued in the offering does not cover the resale of those shares. Shares of common stock purchased by persons who are not affiliates of Winchester Bancorp, Inc. may be resold without registration. Shares purchased by an affiliate of Winchester Bancorp, Inc. will be subject to the resale restrictions of Rule 144 under the Securities Act of 1933. If Winchester Bancorp, Inc. meets the current public information requirements of Rule 144 under the Securities Act of 1933, each affiliate of Winchester Bancorp, Inc. that complies with the other conditions of Rule 144, including those that require the affiliate’s sale to be aggregated with those of other persons, would be able to sell in the public market, without registration, a number of shares not to exceed, in any three-month period, the greater of 1% of the outstanding shares of Winchester Bancorp, Inc., or the average weekly volume of trading in the shares during the preceding four calendar weeks.

Sarbanes-Oxley Act

The Sarbanes-Oxley Act and its implementing regulations is intended to improve corporate responsibility, to provide for enhanced penalties for accounting and auditing improprieties at publicly traded companies and to protect investors by improving the accuracy and reliability of corporate disclosures pursuant to the securities laws. Winchester Bancorp, Inc. has adopted policies, procedures and systems that are designed to comply with these regulations.

Emerging Growth Company Status

Winchester Bancorp, Inc. is an “emerging growth company.” For as long as it continues to be an emerging growth company, it may choose to take advantage of exemptions from various reporting requirements applicable to other public companies but not to emerging growth companies, including, but not limited to, reduced disclosure obligations regarding executive compensation in its periodic reports and proxy statements, and exemptions from the requirements of holding a non-binding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. As an emerging growth company, Winchester Bancorp, Inc. also will not be subject to Section 404(b) of the Sarbanes-Oxley Act, which would require that its independent auditors review and attest as to the effectiveness of its internal control over financial reporting. Winchester Bancorp, Inc. has also elected to use the extended transition period to delay adoption of new or revised accounting pronouncements applicable to public companies until such pronouncements are made applicable to private companies. Such an election is irrevocable during the period a company is an emerging growth company. Accordingly, its financial statements may not be comparable to the financial statements of public companies that comply with such new or revised accounting standards.

A company loses emerging growth company status on the earlier of: (1) the last day of the fiscal year of the company during which it had total annual gross revenues of $1.235 billion or more; (2) the last day of the fiscal year of the issuer following the fifth anniversary of the date of the first sale of common equity securities of the company pursuant to an effective registration statement under the Securities Act of 1933; (3) the date on which such company has, during the previous three-year period, issued more than $1.0 billion in non-convertible debt; or (4) the date on which such company is deemed to be a “large accelerated filer” under Securities and Exchange Commission regulations (generally, at least $700 million of voting and non-voting equity held by non-affiliates).

Item 1A. Risk Factors.

Risks Related to our Business

Risks Related to our Lending Activities

Our portfolios of commercial real estate and multi-family real estate loans have increased in recent periods, and we intend to continue originating these types of loans. These loans involve credit risks that could adversely affect our financial condition and results of operations.

At June 30, 2025, commercial real estate and multi-family loans totaled $269.0 million, or 35.7% of our total loan portfolio. Given their larger balances and the complexity of the underlying collateral, commercial real estate loans and multi-family real estate loans generally have more risk than the owner-occupied one- to four-family residential real estate loans we originate. Because the repayment of these loans depends on the successful management and operation of the borrower’s properties, and/or related businesses with respect to commercial real estate loans, repayment of such loans can be affected by adverse conditions in the local real estate market or economy. Also, many of our commercial borrowers have more than one loan outstanding with us. Consequently, an adverse development with respect to one loan or one credit relationship can expose us to a significantly greater risk loss compared to an adverse development with respect to a one-to four-family residential real estate loan. If we foreclose on these loans, our holding period for the collateral typically is longer than for a one- to four-family residential property because there are fewer potential purchasers of the collateral. In addition, commercial real estate loans and multifamily real estate loans typically involve larger loan balances to single borrowers or groups of related borrowers compared to one- to four-family residential loans. Accordingly, charge-offs on these types of loans may be larger than those incurred with our one- to four-family residential or consumer loan portfolios.

As our commercial real estate and multi-family real estate loan portfolios increase, the corresponding risks and potential for losses from these loans may also increase, which could adversely affect our business, financial condition and results of operations.

Our construction loans involve credit risks that could adversely affect our financial condition and results of operations.

At June 30, 2025, we had $95.9 million in construction loans, or 12.7% of our total loan portfolio, nearly all of which consisted of commercial construction loans. Construction lending involves additional risks when compared with permanent financing because funds are advanced upon the security of the project, which is of uncertain value before its completion. Because of the uncertainties in estimating construction costs, as well as the market value of the completed project and the effects of governmental regulation of real property, it can be difficult to accurately evaluate the total funds required to complete a project and the related loan-to-value ratio. These loans often involve the disbursement of substantial funds with repayment substantially dependent on the success of the ultimate project and the ability of the borrower to sell or lease the property or obtain permanent take-out financing, rather than the ability of the borrower or guarantor to repay principal and interest. If the appraised value of a completed project proves to be overstated, we may have inadequate security for the repayment of the loan upon completion of construction of the project and may incur a loss. As our construction loan portfolio increases, the corresponding risks and potential for losses from these loans may also increase, which could adversely affect our business, financial condition and results of operations.

Our emphasis on real estate loans exposes us to lending risks.

At June 30, 2025, the overwhelming majority of our loan portfolio was secured by real estate, most of which is located in our primary lending market area of Middlesex County, Massachusetts and surrounding areas. Declines in the real estate values in our primary lending market and surrounding areas could significantly impair the value of the collateral securing our loans and our ability to sell the collateral upon foreclosure for an amount necessary to satisfy the borrower’s obligations to us. This could require increasing our allowance for credit losses to address the decrease in the value of the real estate securing our loans, which could have a material adverse effect on our financial condition and results of operations.

The geographic concentration of our loan portfolio and lending activities makes us vulnerable to a downturn in our local market area.

Unlike larger financial institutions that are more geographically diversified, our profitability depends primarily on the general economic conditions in our primary market area. Local economic conditions have a significant impact on our lending, including, the ability of borrowers to repay these loans and the value of the collateral securing these loans.

A deterioration in economic conditions in our primary market area could result in the following consequences, any of which could have a material adverse effect on our business, financial condition, liquidity and results of operations:

•
demand for our products and services may decrease;
•
loan delinquencies, problem assets and foreclosures may increase;
•
collateral for loans, especially real estate, may decline in value, thereby reducing customers’ future borrowing power, and reducing the value of assets and collateral associated with existing loans; and/or
•
the net worth and liquidity of loan guarantors may decrease, thereby impairing their ability to honor commitments made to us.

Moreover, a significant decline in general economic conditions, caused by inflation, tariffs and international trade disputes, recession, acts of terrorism, an outbreak of hostilities or other international or domestic calamities, or other factors beyond our control could further impact these local economic conditions and could further negatively affect our financial performance. In addition, deflationary pressures, while possibly lowering our operating costs, could have a significant negative effect on our borrowers, especially our business borrowers, and the values of underlying collateral securing loans, which could negatively affect our financial performance.

If our allowance for credit losses is not sufficient to cover actual loan losses, our earnings could decrease.

We make various assumptions and judgments about the collectability of our loan portfolio, including the creditworthiness of our borrowers and the value of the real estate and other assets serving as collateral for the repayment of many of our loans. In determining the amount of the allowance for credit losses, we review our loans and our loss and delinquency experience, and we evaluate economic conditions. If our assumptions or the results of our analyses are incorrect, our allowance for credit losses may not be sufficient to cover expected credit losses in our loan portfolio, resulting in additions to our allowance. In addition, our emphasis on loan growth and on increasing our portfolio of commercial real estate and multi-family real estate loans, as well as any future credit deterioration, could require us to increase our allowance for credit losses. At June 30, 2025, our allowance for credit losses was 0.55% of total loans and 187.6% of nonperforming loans. Material additions to our allowance would materially decrease our net income.

In addition, bank regulators periodically review our allowance for credit losses and, as a result of such reviews, we may be required to increase our provision for credit losses or recognize further loan charge-offs. Any increase in our allowance for credit losses or loan charge-offs as a result of such review or otherwise may have a material adverse effect on our financial condition and results of operations.

Uncertainties associated with increased originations of commercial real estate, construction and multi-family loans may result in errors in judging collectability, which may lead to additional provisions for credit losses or charge-offs, which would negatively affect our operations.

Our recent and intended increases in the level of our commercial real estate, construction and multi-family real estate originations have required and would likely require us to lend to borrowers with which we have limited or no experience. Our commercial real estate, construction and multi-family loans have grown from $244.9 million or 40.7% of the total loan portfolio at June 30, 2023 to $364.9 million or 48.4% of the total loan portfolio at June 30, 2025. While we have not incurred any losses with regard to loans originated during this period, this portion of the loan portfolio is unseasoned and we do not have a significant payment history pattern with which to judge future collectability. Further, newly originated loans have not been subjected to unfavorable economic conditions. As a result, it may be difficult to predict the future performance of newly originated loans. These loans may have delinquency or charge-off levels above our recent historical experience, which could adversely affect our future performance. Further, commercial real estate, construction (in particular commercial construction) and multi-family real estate loans generally have larger balances and involve a greater risk than one-to four-family residential mortgage loans. Accordingly, if we make any errors in judgment in the collectability of these loans, any resulting charge-offs may be larger on a per loan basis than those incurred historically with our single-family residential mortgage loans.

The level of our commercial real estate and multi-family real estate loan portfolio may subject us to additional regulatory scrutiny.

Federal bank regulatory agencies have promulgated joint guidance on sound risk management practices for financial institutions with concentrations in commercial real estate lending. Under the guidance, a financial institution that, like us, is actively involved in commercial real estate lending should perform a risk assessment to identify concentrations. A financial institution may have a concentration in commercial real estate lending if, among other factors, (i) total reported loans for construction, land acquisition and development, and other land represent 100% or more of total capital, or (ii) total reported loans secured by multi-family and non-farm residential properties, loans for construction, land acquisition and development and other land, and loans otherwise sensitive to the general commercial real estate market, including loans to commercial real estate related entities, represent 300% or more of total capital. Based on these factors, we have a concentration in multi-family and commercial real estate lending, as such loans represented 320.3% of total capital of Winchester Savings Bank as of June 30, 2025. The guidance focuses on exposure to commercial real estate loans that are dependent on the cash flow from the real estate held as collateral and that are likely to be at greater risk to conditions in the commercial real estate market (as opposed to real estate collateral held as a secondary source of repayment or in an abundance of caution). The purpose of the guidance is to guide banks in developing risk management practices and determining capital levels commensurate with the level and nature of real estate concentrations. The guidance states that management should employ heightened risk management practices including board and management oversight and strategic planning, development of underwriting standards, risk assessment and monitoring through market analysis and stress testing. While we believe we have implemented policies and procedures with respect to our commercial and multi-family real estate loan portfolio consistent with this guidance, bank regulators could require us to implement additional policies and procedures consistent with their interpretation of the guidance that may result in additional costs to us or that may result in the curtailment of our commercial real estate and multi-family real estate lending that would adversely affect our loan originations and profitability.

The foreclosure process may adversely impact our recoveries on non-performing loans

The judicial foreclosure process is protracted, which delays our ability to resolve non-performing loans through the sale of the underlying collateral. The longer timelines have been the result of many factors, including additional consumer protection initiatives related to the foreclosure process, increased documentary requirements and judicial scrutiny, and, both voluntary and mandatory programs under which lenders may consider loan modifications or other alternatives to foreclosure. These reasons and the legal and regulatory responses have impacted the foreclosure process and completion time of foreclosures for residential mortgage lenders. This may negatively impact collateral values and our ability to minimize its losses.

We are subject to environmental liability risk associated with lending activities or properties we own.

A significant portion of our loan portfolio is secured by real estate, and we could become subject to environmental liabilities with respect to one or more of these properties, or with respect to properties that we own in operating our business. During the ordinary course of business, we may foreclose on and take title to properties securing defaulted loans. In doing so, there is a risk that hazardous or toxic substances could be found on these properties. If hazardous conditions or toxic substances are found on these properties, we may be liable for remediation costs, as well as for personal injury and property damage, civil fines and criminal penalties regardless of when the hazardous conditions or toxic substances first affected any particular property. Environmental laws may require us to incur substantial expenses to address liabilities and may materially reduce the affected property’s value or limit our ability to use or sell the affected property. In addition, future laws or more stringent interpretations or enforcement policies with respect to existing laws may increase our exposure to environmental liability. Our policies, which require us to perform an environmental review before initiating any foreclosure action on non-residential real property, may not be sufficient to detect all potential environmental hazards. The remediation costs and any other financial liabilities associated with an environmental hazard could have a material adverse effect on us.

Risks Related to Market Interest Rates

Future changes in interest rates could negatively affect our operating results and asset values.

Net income is the amount by which net interest income and noninterest income exceed operating expense and the provision for credit losses. Net interest income makes up a majority of our income and is based on the difference between:

•
the interest income we earn on interest-earning assets, such as loans and securities; and
•
the interest expense we pay on interest-bearing liabilities, such as deposits and borrowings.

The rates we earn on our assets and the rates we pay on our liabilities are generally fixed for a contractual period of time. Like many savings institutions, our liabilities generally have shorter contractual maturities than our assets. This imbalance can create earnings volatility because market interest rates change over time. In a period of rising interest rates, the interest income we earn on our assets may not increase as rapidly as the interest we pay on our liabilities. Furthermore, increases in interest rates may adversely affect the ability of our borrowers to make loan repayments on adjustable-rate loans, as the interest owed on such loans would increase as interest rates increase.

Furthermore, increases in interest rates may adversely affect our ability to originate loans.

In addition, changes in interest rates can affect the average life of loans and mortgage-backed and related securities. A decline in interest rates generally results in increased prepayments of loans and mortgage-backed and related securities as borrowers refinance their debt to reduce their borrowing costs. This creates reinvestment risk, which is the risk that we may not be able to reinvest prepayments at rates that are comparable to the rates we earned on the prepaid loans or securities. Furthermore, an inverted interest rate yield curve, where short-term interest rates (which are usually the rates at which financial institutions borrow funds) are higher than long-term interest rates (which are usually the rates at which financial institutions lend funds for fixed-rate loans) can reduce a financial institution’s net interest margin and create financial risk for financial institutions that originate primarily longer-term, fixed-rate mortgage loans.

As of June 30, 2025 and June 30, 2024, we had $1.3 million and $2.3 million in net unrealized losses on available-for-sale investment securities, respectively. In addition, we have experienced a shift in deposits from lower-cost savings and demand accounts to higher-cost certificates of deposit. However, the rates we earn on our loans did not increase as rapidly as those paid on deposits during the years ended June 30, 2025 and June 30, 2024, as we have a significant amount of fixed-rate residential real estate loans where the interest rates did not increase commensurate with the increase in market interest rates. In addition, most of our adjustable-rate loans do not reprice immediately, such that changes in market interest rates take a period of time to affect our portfolio yields.

We monitor interest rate risk through simulation models, including estimates of the amounts by which the fair value of our assets and liabilities (our economic value of equity or “EVE”) and our net interest income would change in the event of a range of assumed changes in market interest rates. As of June 30, 2025, in the event of an instantaneous 200 basis point increase in interest rates, we estimate that we would experience a 22.0% decrease in EVE and a 14.3% decrease in net interest income.

Any substantial, unexpected, prolonged change in market interest rates could have a material adverse effect on our financial condition, liquidity and results of operations. Changes in the level of interest rates also may negatively affect the value of our assets and ultimately affect our earnings.

For further discussion of how changes in interest rates could impact us, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations of Winchester Savings Bank—Management of Market Risk.”

Risks Related to our Business Strategy

Our business strategy includes loan growth, and our financial condition and results of operations could be negatively affected if we fail to grow or fail to manage our growth effectively. Growing our operations could also cause our expenses to increase faster than our revenues.

Our business strategy primarily focuses on loan growth, primarily funded by deposits. Achieving such growth may require us to attract customers that currently bank at other financial institutions in our market area. Our ability to successfully grow will depend on a variety of factors, including our ability to attract and retain experienced lenders and possibly increase our support staff, the continued availability of desirable business opportunities, the level of competition from other financial institutions in our market area, general economic conditions in our primary market area and our ability to manage our growth. Growth opportunities may not be available or we may not be able to manage our growth successfully. There can be considerable costs involved in opening branches and expanding lending capacity, and generally a period of time is required to generate the necessary revenues to offset these costs. If we do not manage our growth effectively, our financial condition and operating results could be negatively affected.

Our continued pace of growth may require us to raise additional capital in the future, but that capital may not be available when it is needed.

We are required by banking regulatory authorities to maintain adequate levels of capital to support our operations. We may at some point need to raise additional capital to support our growth. If we raise capital through the issuance of additional shares of our common stock or other securities, it would dilute the ownership interests of stockholders and may dilute the per share book value of our common stock. New investors may also have rights, preferences and privileges senior to our current stockholders, which may adversely impact our then current stockholders. Also, the need to raise additional capital may force our management to spend more time in managerial and financing-related activities than in operational activities.

Our ability to raise additional capital, if needed, will depend on conditions in the capital markets at that time, which are outside of our control, and on our financial performance. In addition, our ability to raise capital may be limited by our mutual holding company structure, as Winchester Bancorp, MHC is required to own a majority of our outstanding shares of common stock for as long as it is in existence. Accordingly, we may not be able to raise additional capital, if needed, with favorable terms. If we cannot raise additional capital when needed, our ability to expand our operations through internal growth and acquisitions could be materially impaired.

We depend on our management team and other key personnel to implement our business strategy and execute successful operations and we could be harmed by the loss of their services or the inability to hire additional personnel.

We depend on the services of the members of our senior management team who direct our strategy and operations. Our executive officers and lending personnel possess substantial expertise as well as extensive knowledge of our markets and key business relationships. Any one of them could be difficult to replace. Our loss of these persons, or our inability to hire additional qualified personnel, could impact our ability to implement our business strategy and could have a material adverse effect on our results of operations and our ability to compete in our markets.

Risks Related to Competitive Matters

Strong competition within our market areas may limit our growth and profitability.

Competition in the banking and financial services industry is intense. In our market area, we compete with commercial banks, savings institutions, mortgage brokerage firms, credit unions, finance companies, mutual funds, insurance companies, and securities brokerage firms and unregulated or less regulated non-banking entities. Many of these competitors have substantially greater resources and higher lending limits than we have and offer certain services that we do not or cannot provide. If we must raise interest rates paid on deposits or lower interest rates charged on our loans to remain competitive, our net interest margin and profitability could be adversely affected. Competition also makes it increasingly difficult and costly to attract and retain qualified employees. Our profitability depends upon our continued ability to successfully compete in our market area.

The financial services industry could become even more competitive as a result of new legislative, regulatory and technological changes and continued consolidation. Also, technology has lowered barriers to entry and made it possible for non-banks to offer products and services traditionally provided by banks, such as automatic transfer and automatic payment systems. Many of our competitors have fewer regulatory constraints and may have lower cost structures. Additionally, due to their size, many competitors may be able to achieve economies of scale and, as a result, may offer a broader range of products and services as well as better pricing for those products and services than we can. For additional information see “Business of Winchester Savings Bank—Market Area” and “—Competition.”

Our smaller size may make it more difficult for us to compete.

Our smaller size may make it more difficult to compete with other financial institutions that are larger and can more easily afford to invest in the marketing and technologies needed to attract and retain customers. Because our principal source of income is the net interest income we earn on our loans and investments after deducting interest paid on deposits and other sources of funds, our ability to generate the revenues needed to cover our expenses and finance such investments is limited by the size of our loan and investment portfolios. Accordingly, we are not always able to offer new products and services as quickly as our competitors. Our lower earnings may also make it more difficult to offer competitive salaries and benefits. In addition, our smaller customer base may make it difficult to generate meaningful noninterest income from non-traditional banking activities. Finally, as a smaller institution, we are disproportionately affected by the continually increasing costs of compliance with new banking and other regulations.

Risks Related to Laws and Regulations

Changes in laws and regulations and the cost of regulatory compliance with new laws and regulations may adversely affect our operations and/or increase our costs of operations.

Winchester Savings Bank is subject to extensive regulation, supervision and examination by the Massachusetts Commissioner of Banks and the FDIC, and Winchester Bancorp, Inc. is subject to extensive regulation, supervision and examination by the Federal Reserve Board. Such regulation and supervision govern the activities in which an insured depository institution and its holding company may engage, and are intended primarily for the protection of the federal deposit insurance fund and the depositors and borrowers of Winchester Savings Bank, rather than for our stockholders.

Regulatory authorities have extensive discretion in their supervisory and enforcement activities, including the imposition of restrictions on our operations, the classification of our assets and determination of the level of our allowance for credit losses. These regulations, along with existing tax, accounting, securities, insurance and monetary laws, rules, standards, policies, and interpretations, control the methods by which financial institutions conduct business, implement strategic initiatives and tax compliance, and govern financial reporting and disclosures. Any change in such regulation and oversight, whether in the form of regulatory policy, regulations, legislation or supervisory action, may have a material impact on our operations. Further, changes in accounting standards can be both difficult to predict and involve judgment and discretion in their interpretation by us and our independent registered public accounting firm. These changes could materially impact, potentially even retroactively, how we report our financial condition and results of operations.

Non-compliance with the USA PATRIOT Act, Bank Secrecy Act, or other laws and regulations could result in fines or sanctions.

The USA PATRIOT and Bank Secrecy Acts require financial institutions to develop programs to prevent financial institutions from being used for money laundering and terrorist activities. If such activities are detected, financial institutions are obligated to file suspicious activity reports with the U.S. Treasury’s Office of Financial Crimes Enforcement Network. These rules require financial institutions to establish procedures for identifying and verifying the identity of customers seeking to open new financial accounts. Failure to comply with these regulations could result in fines or sanctions, including restrictions on pursuing acquisitions or establishing new branches. The policies and procedures we have adopted that are designed to assist in compliance with these laws and regulations may not be effective in preventing violations of these laws and regulations. We have not been subject to any fines or other penalties, nor have suffered business or reputational harm, as a result of money laundering activities in recent years.

We are subject to stringent capital requirements, which may adversely impact our return on equity, require us to raise additional capital, or limit our ability to pay dividends or repurchase shares.

Federal regulations establish minimum capital requirements for insured depository institutions, including minimum risk-based capital and leverage ratios, and define “capital” for calculating these ratios. For an entity that has opted into using the community bank leverage ratio, such as Winchester Savings Bank, the current minimum community bank leverage ratio requirement is 9%. The application of these capital requirements could, among other things, result in lower returns on equity, and result in regulatory actions if we are unable to comply with such requirements. See “Regulation and Supervision—Federal Banking Regulation—Capital Requirements.”

At June 30, 2025, Winchester Savings Bank exceeded all applicable regulatory capital requirements and was considered “well capitalized.”

The Federal Reserve Board may require us to commit capital resources to support Winchester Savings Bank, and we may not have sufficient access to such capital resources.

Federal law requires that a holding company act as a source of financial and managerial strength to its subsidiary bank and to commit resources to support such subsidiary bank. Under the “source of strength” doctrine, the Federal Reserve Board may require a holding company to make capital injections into a troubled subsidiary bank and may charge the holding company with engaging in unsafe and unsound practices for failure to commit resources to a subsidiary bank. A capital injection may be required at times when the holding company may not have the resources to provide it and therefore may be required to attempt to borrow the funds or raise capital. Thus, any borrowing that must be done by Winchester Bancorp, Inc. to make a required capital injection becomes more difficult and expensive and could have an adverse effect on our business, financial condition and results of operations. Moreover, it is possible that we will be unable to borrow funds or otherwise raise capital when we need to do so.

We are an emerging growth company, and our decision to comply only with certain reduced reporting and disclosure requirements applicable to emerging growth companies could make our common stock less attractive to investors.

We are an emerging growth company, and, for as long as we continue to be an emerging growth company, we may choose to take advantage of exemptions from various reporting requirements applicable to other public companies but not to “emerging growth companies,” including, but not limited to, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. As an emerging growth company, we also will not be subject to Section 404(b) of the Sarbanes-Oxley Act, which would require that our independent auditors review and attest as to the effectiveness of our internal control over financial reporting. We have also elected to use the extended transition period to delay adoption of new or revised accounting pronouncements applicable to public companies until such pronouncements are made applicable to private companies. Accordingly, our financial statements may not be comparable to the financial statements of public companies that comply with such new or revised accounting standards.

We could remain an “emerging growth company” for up to five years, or until the earliest of (a) the last day of the first fiscal year in which our annual gross revenues exceed $1.235 billion, (b) the date that we become a “large accelerated filer” as defined in Rule 12b-2 under the Securities Exchange Act of 1934, which would occur if the market value of our common stock that is held by non-affiliates exceeds $700 million as of the last business day of our most recently completed second fiscal quarter, or (c) the date on which we have issued more than $1.0 billion in non-convertible debt during the preceding three-year period.

As a result, our stockholders may not have access to certain information they may deem important, and investors may find our common stock less attractive if we choose to rely on these exemptions. This could result in a less active trading market for our common stock and the price of our common stock may be more volatile.

We qualify as a smaller reporting company, and our decision to comply only with certain reduced reporting and disclosure requirements applicable to smaller reporting companies could make our common stock less attractive to investors.

We are a smaller reporting company, and, for as long as we continue to qualify as a smaller reporting company, we may choose to take advantage of exemptions from various reporting requirements applicable to other public companies but not to smaller reporting companies, including, but not limited to, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements and two years of audited financial statements in our annual report instead of three years. As long as we are a smaller reporting company that is also not an accelerated filer, we will not be subject to Section 404(b) of the Sarbanes-Oxley Act, which requires that our independent registered public accounting firm review and attest as to the effectiveness of our internal control over financial reporting. In addition, as a non-accelerated filer, we will have longer deadlines to file our periodic reports with the Securities and Exchange Commission.

We would remain a smaller reporting company and a non-accelerated filer for so long as our voting and non-voting equity held by non-affiliates (“public float”) is less than $250 million or our annual revenues are less than $100 million and our public float is less than $700 million. Public float is determined each year as of the end of a company’s second fiscal quarter applicable at the end of the fiscal year involved.

As a result of our smaller reporting company status and non-accelerated filer status, our stockholders may not have access to certain information they may deem important, and investors may find our common stock less attractive if we choose to rely on these exemptions. This could result in a less active trading market for our common stock and the price of our common stock may be more volatile.

Risks Related to Economic Conditions

Inflation can have an adverse impact on our business and on our customers.

Inflation risk is the risk that the value of assets or income from investments will be worth less in the future as inflation decreases the value of money. From 2021 to 2023, there was a significant rise in inflation and the Federal Reserve Board raised certain benchmark interest rates in an effort to combat inflation. As inflation increases, the value of our investment securities, particularly those with longer maturities, would decrease, although this effect can be less pronounced for floating rate instruments. In addition, inflation increases the cost of goods and services we use in our business operations, such as electricity and other utilities, which increases our operating expenses. Furthermore, our customers are also affected by inflation and the rising costs of goods and services used in their households and businesses, which could have a negative impact on their ability to repay their loans with us.

Changes to trade policies and tariffs can have an adverse impact on our business and our customers.

Changes in trade policies, including the imposition of tariffs or the escalation of a trade war, could negatively impact the economic conditions in the markets we serve. Our customers may face higher costs for imported goods and materials, reduced export demand, and supply chain disruptions due to increased tariffs. These challenges could lead to lower revenues, reduced profitability, and potential layoffs, all of which may impair our customers’ ability to meet their financial obligations. Furthermore, prolonged trade tensions and economic uncertainty could lead to market volatility, declining asset values, and weakened consumer confidence. If our customers experience financial stress, we could see an increase in loan delinquencies and credit losses, negatively affecting our asset quality and overall financial performance. Additionally, any decline in local economic activity could reduce loan demand and deposit growth, which are critical to our long-term success. While we actively monitor economic and policy developments, we cannot predict the outcome of trade negotiations or the full impact of tariffs and trade restrictions on our business, customers, and the broader economy. Any adverse effects from tariffs or a trade war could materially and negatively impact our financial condition, results of operations, and future growth prospects.

Risks Related to Operational Matters

Our funding sources may prove insufficient to replace deposits at maturity and support our growth. A lack of liquidity could adversely affect our financial condition and results of operations and result in regulatory limits being placed on us.

We must maintain sufficient funds to respond to the needs of depositors and borrowers. As a part of our liquidity management, we use a number of funding sources in addition to core deposit growth and repayments and maturities of loans and investments. As we grow, we are likely to depend more on these sources, which may include Federal Home Loan Bank of Boston advances, federal funds purchased and brokered certificates of deposit. While we emphasize the generation of low-cost core deposits as a source of funding, there is strong competition for such deposits in our market area. Additionally, deposit balances can decrease if customers perceive alternative investments as providing a better risk/return tradeoff. Adverse operating results or changes in industry conditions could lead to difficulty or an inability to access these additional funding sources. Our financial flexibility will be severely constrained if we are unable to maintain our access to funding or if adequate financing is not available to accommodate future growth at acceptable interest rates.

Further, if we are required to rely more heavily on more expensive funding sources to support liquidity and growth, our revenues may not increase proportionately to cover our increased costs. In this case, our operating margins and profitability would be adversely affected. Alternatively, we may need to sell a portion of our investment and/or loan portfolio to raise funds, which, depending upon market conditions, could result in us realizing a loss on the sale of such assets.

A lack of liquidity could also attract increased regulatory scrutiny and potential restraints imposed on us by regulators. Depending on the capitalization status and regulatory treatment of depository institutions, including whether an institution is subject to a supervisory prompt corrective action directive, certain additional regulatory restrictions and prohibitions may apply, including restrictions on growth, restrictions on interest rates paid on deposits, restrictions or prohibitions on payment of dividends and restrictions on the acceptance of brokered deposits.

At June 30, 2025, we had $147.0 million outstanding in advances from the Federal Home Loan Bank of Boston. At June 30, 2025, we had the ability to borrow $100.2 million in additional Federal Home Loan Bank of Boston advances. At June 30, 2025, we also had a $5.3 million line of credit with the Federal Home Loan Bank of Boston, which was not drawn at June 30, 2025. Additionally, at June 30, 2025, we had a $67.0 million secured line of credit through the Federal Reserve Borrower in Custody (BIC) program. We could significantly increase our borrowing capacity from the Federal Home Loan Bank of Boston and the Federal Reserve Bank, if we pledged additional assets as security. We anticipate that we will have sufficient funds to meet our current funding commitments. Based on our deposit retention experience and current pricing strategy, we anticipate that a significant portion of maturing time deposits will be retained.

For further information, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources.”

We hold a relatively large level of certificates of deposit, which has and may continue to significantly increase our cost of funds.

At June 30, 2025, certificates of deposit totaled $283.2 million, or 41.7% of our total deposits. Our increased levels of certificates of deposit in recent years have resulted in a higher cost of funds than would otherwise be the case if we had a higher percentage of demand deposits and savings deposits. In addition, if our certificates of deposit do not remain with us, we may be required to access other sources of funds, including loan sales, other types of deposits, advances from the Federal Home Loan Bank of Boston and other borrowings. Depending on market conditions, we may be required to pay higher rates on such deposits or borrowings than we currently pay on our certificates of deposit.

The development of new products and services may impose additional costs on us and may expose us to increased operational risk.

The introduction of new products and services can entail significant investments in time and resources, financial or otherwise, including regulatory approvals. Substantial risks and uncertainties are associated with the introduction of new products and services, including technical and control requirements that may need to be developed and implemented, rapid technological change in the industry, our ability to access technical and other information from its clients, the significant and ongoing investments required to bring new products and services to market in a timely manner at competitive prices and the preparation of marketing, sales and other materials that fully and accurately describe the product or service and its underlying risks. Our failure to manage these risks and uncertainties also exposes us to enhanced risk of operational lapses which may result in the recognition of financial statement liabilities. Regulatory and internal control requirements, capital requirements, competitive alternatives, vendor relationships and shifting market preferences may also determine if such initiatives can be brought to market in a manner that is timely and attractive to our clients. Products and services relying on internet and mobile technologies may expose us to fraud and cybersecurity risks. Failure to successfully manage these risks in the development and implementation of new products or services could have a material adverse effect on our business and reputation, as well as on its consolidated results of operations and financial condition.

We face significant operational risks because of our reliance on technology. Our information technology systems may be subject to failure, interruption or security breaches.

Information technology systems are critical to our business. Our business requires us to collect, process, transmit and store significant amounts of confidential information regarding our customers, employees and our own business, operations, plans and business strategies. We use various technology systems to manage our customer relationships, general ledger, investments, deposits, and loans. Our computer systems, data management and internal processes, as well as those of third parties, are integral to our performance. Our operational risks include the risk of malfeasance by employees or persons outside our company, errors relating to transaction processing and technology, systems failures or interruptions, breaches of our internal control systems and compliance requirements, and business continuation and disaster recovery. There have been increasing efforts by third parties to breach data security at financial institutions. Such attacks include computer viruses, malicious or destructive code, phishing attacks, denial of service or information or other security breaches that could result in the unauthorized release, gathering, monitoring, misuse, loss or destruction of confidential, proprietary and other information, damages to systems, or other material disruptions to network access or business operations. Although we take protective measures and believe that we have not experienced any of the types of data breaches described above, the security of our computer systems, software, and networks may be vulnerable to breaches, unauthorized access, misuse, computer viruses, or other malicious code and cyber-attacks that could have an impact on information security. Because the techniques used to cause security breaches change frequently, we may be unable to proactively address these techniques or to implement adequate preventative measures.

In the event of a breakdown in our internal control systems, improper operation of our systems or improper employee actions, or a breach of our security systems, including if confidential or proprietary information were to be mishandled, misused or lost, we could suffer financial loss, loss of customers and damage to our reputation, and face regulatory action or civil litigation. Any of these events could have a material adverse effect on our financial condition and results of operations. Insurance coverage may not be available for such losses, or where available, such losses may exceed insurance limits.

Our board of directors relies to a large degree on management and outside consultants in overseeing cybersecurity risk management.

Winchester Bancorp, Inc. and Winchester Savings Bank have a standing Information Technology Steering Committee, consisting of the Chief Information Officer, the Senior Vice President of Risk and Compliance, information technology staff and staff from other departments within Winchester Savings Bank. The committee meets quarterly or more frequently if needed, and reports to the board of directors after each meeting through committee minutes. Winchester Savings Bank also engages outside consultants to support its cybersecurity efforts. The directors of Winchester Bancorp, Inc. and Winchester Savings Bank do not have significant experience in cybersecurity risk management in other business entities comparable to Winchester Savings Bank and rely on senior management and an information technology service provider for cybersecurity guidance.

We rely on third-party vendors, which could expose us to additional cybersecurity risks.

Third-party vendors provide key components of our business infrastructure, including certain data processing and information services. Accordingly, our operations are exposed to risk that these vendors will not perform in accordance with our contractual agreements with them, or we also could be adversely affected if such an agreement is not renewed by the third-party vendor or is renewed on terms less favorable to us. If our third-party providers encounter difficulties, or if we have difficulty communicating with those service providers, our ability to adequately process and account for transactions could be affected, and our business operations could be adversely affected, which could have a material adverse effect on our financial condition and results of operations. Threats to information security also exist in the processing of customer information through various other vendors and their personnel. To our knowledge, the services and programs provided to us by third parties have not experienced any material security breaches. However, the existence of cyber-attacks or security breaches at third parties with access to our data, such as vendors, may not be disclosed to us in a timely manner.

We may be subject to risks and losses resulting from fraudulent activities that could adversely impact our financial performance and results of operations.

As a bank, we are susceptible to fraudulent activity that may be committed against us or our clients, which may result in financial losses or increased costs to us or our clients, disclosure or misuse of our information or our client information, misappropriation of assets, privacy breaches against our clients, litigation or damage to our reputation. We are most subject to fraud and compliance risk in connection with the origination of loans, ACH transactions, wire transactions, ATM transactions, checking transactions, and debit cards that we have issued to our customers and through our online banking portals.

We maintain a system of internal controls and insurance coverage to mitigate against such risks, including data processing system failures and errors, and customer fraud. If our internal controls fail to prevent or detect any such occurrence, or if any resulting loss is not insured or exceeds applicable insurance limits, it could have a material adverse effect on our business, financial condition and results of operations.

We maintain a defined pension benefit plan for the benefit of a portion of our employees. We may determine to terminate this plan. We could incur an expense in connection with the termination, which could negatively affect our income during the year of the termination.

We maintain a defined pension benefit plan for the benefit of employees of Winchester Savings Bank who were employees prior to November 1, 2022. This plan was frozen effective October 31, 2024. We may choose to terminate this plan. The cost to terminate the plan is primarily dependent on the value of the plan’s assets and applicable interest rates at the time of such termination. We cannot estimate the actual costs associated with potential termination from the plan until the date of the termination, but if these costs were material, it would negatively impact future earnings in the year of termination.

Risks Related to Accounting Matters

Changes in accounting standards could affect reported earnings.

The bodies responsible for establishing accounting standards, including the Financial Accounting Standards Board, the Securities and Exchange Commission and other regulatory bodies, periodically change the financial accounting and reporting guidance that governs the preparation of our financial statements. These changes can be hard to predict and can materially impact how we record and report our financial condition and results of operations. In some cases, we could be required to apply new or revised guidance retroactively.

Changes in management’s estimates and assumptions may have a material impact on our consolidated financial statements and our financial condition or operating results.

In preparing periodic reports we are required to file under the Securities Exchange Act of 1934, including our consolidated financial statements, our management is and will be required under applicable rules and regulations to make estimates and assumptions as of a specified date. These estimates and assumptions are based on management’s best estimates and experience as of that date and are subject to substantial risk and uncertainty. Materially different results may occur as circumstances change and additional information becomes known. The most significant area requiring significant estimates and assumptions by management include our evaluation of the adequacy of our allowance for credit losses.

Other Risks Related to Our Business

Legal and regulatory proceedings and related matters could adversely affect us.

We have been and may in the future become involved in legal and regulatory proceedings. We consider most of the proceedings to be in the normal course of our business or typical for the industry; however, it is difficult to assess the outcome of these matters, and we may not prevail in any proceedings or litigation. There could be substantial costs and management diversion in such litigation and proceedings, and any adverse determination could have a materially adverse effect on our business, reputation, brand or image, or our financial condition and results of our operations.

Societal responses to climate change could adversely affect our business and performance, including indirectly through impacts on our customers.

Concerns over the long-term impacts of climate change have led and will continue to lead to governmental efforts around the world to mitigate those impacts. Consumers and businesses also may change their behavior as a result of these concerns. We and our customers will need to respond to new laws and regulations as well as consumer and business preferences resulting from climate change concerns. We and our customers may face cost increases, asset value reductions and operating process changes. The impact on our customers will likely vary depending on their specific attributes, including reliance on or role in carbon intensive activities. Among the impacts to us could be a drop in demand for our products and services, particularly in certain sectors. In addition, we could face reductions in creditworthiness on the part of some customers or in the value of assets securing loans. Our efforts to take these risks into account in making lending and other decisions, including by increasing our business with climate-friendly companies, may not be effective in protecting us from the negative impact of new laws and regulations or changes in consumer or business behavior.

We are a community bank and our ability to maintain our reputation is critical to the success of our business, and the failure to do so may materially adversely affect our performance.

We are a community bank, and our reputation is one of the most valuable components of our business. A key component of our business strategy is to rely on our reputation for customer service and knowledge of local markets to expand our presence by capturing new business opportunities from existing and prospective customers in our market area and contiguous areas. As such, we strive to conduct our business in a manner that enhances our reputation. This is done, in part, by recruiting, hiring and retaining employees or by retaining, appointing or electing directors who share our core values of being an integral part of the communities we serve, delivering superior service to our customers and caring about our customers and employees. If our reputation is negatively affected by the actions of our employees or directors, by our inability to conduct our operations in a manner that is appealing to current or prospective customers, or otherwise, our business and, therefore, our operating results may be materially adversely affected.

Severe weather, natural disasters and other external events could significantly affect our operations and results.

Severe weather or natural disasters, such as tornados, drought and other adverse external events, could have a significant effect on our ability to conduct business. Such events could affect the stability of our deposit base, impair the ability of borrowers to repay outstanding loans, impair the value of collateral securing loans, cause significant property damage, result in loss of revenue and/or cause us to incur additional expenses. Accordingly, the occurrence of any such severe weather or natural disaster event could have a material adverse effect on our business, which, in turn, could adversely affect our financial condition and results of operations.

If our deposits grow too large, we may lose the benefits of excess deposit insurance provided by the Depositors Insurance Fund.

Winchester Savings Bank’s deposits are insured in full beyond federal deposit insurance coverage limits by the Depositors Insurance Fund, or the DIF, a private excess deposit insurer created under Massachusetts law. We believe providing deposit insurance in excess of FDIC insurance limits gives us a competitive advantage for individual, corporate and municipal depositors having deposit balances. However, the DIF may require member institutions that pose greater than normal loss exposure risk to the DIF to take certain risk-mitigating measures or withdraw from the DIF. In such an event, an institution may be required to reduce its level of excess deposits, pay for the reinsurance of excess deposits, make an additional capital contribution to the DIF, provide collateral or take other risk-mitigating measures that the DIF may require, which may include entering into reciprocal deposit programs with other financial institutions or reciprocal deposit services. Any of the above measures may reduce our overall level of deposits and increase our reliance on other, more expensive or less stable sources for funding, including FHLB advances, which would reduce net income.

Our articles of incorporation provide that, subject to limited exceptions, state and federal courts in Maryland are the sole and exclusive forum for certain stockholder litigation matters, which could limit our stockholders’ ability to obtain a favorable judicial forum for disputes with us or our directors, officers, and other employees.

The articles of incorporation of Winchester Bancorp, Inc. provide that, unless Winchester Bancorp, Inc. consents in writing, the sole and exclusive forum for (i) any derivative action or proceeding brought on behalf of Winchester Bancorp, Inc., (ii) any action asserting a claim of breach of a fiduciary duty owed by any director, officer or other employee of Winchester Bancorp, Inc. to Winchester Bancorp, Inc. or its stockholders, (iii) any action asserting a claim arising pursuant to any provision of the Maryland General Corporation Law, or (iv) any action asserting a claim governed by the internal affairs doctrine will be conducted in a state or federal court located within Maryland, in all cases subject to the court’s having personal jurisdiction over the indispensable parties named as defendants. This exclusive forum provision does not apply to claims arising under the federal securities laws. This exclusive forum provision may limit a stockholder’s ability to bring a claim in a judicial forum it finds favorable for disputes with Winchester Bancorp, Inc. and its directors, officers, and other employees, or may cause a stockholder to incur additional expense by having to bring a claim in a judicial forum that is distant from where the stockholder resides, or both. In addition, if a court were to find this exclusive forum provision to be inapplicable or unenforceable in a particular action, we may incur additional costs associated with resolving the action in another jurisdiction, which could have a material adverse effect on our financial condition and results of operations.

Various factors may make takeover attempts more difficult to achieve.

Stock banks or their holding companies, as well as individuals, may not acquire control of a company organized in the mutual holding company structure, such as Winchester Bancorp, Inc. As a result, the only entities that may acquire control of a mutual holding company are other mutual savings institutions or mutual holding companies. Accordingly, it is very unlikely that Winchester Bancorp, Inc. would be subject to any takeover attempt by activist stockholders or other financial institutions.

Under applicable regulations, for a period of three years following completion of the reorganization, no person may acquire beneficial ownership of more than 10% of our common stock without prior approval of the Federal Reserve Board and the Massachusetts Commissioner of Banks. Under federal law, subject to certain exemptions, a person, entity or group must notify the Federal Reserve Board before acquiring control of a bank holding company. Also, a bank holding company must obtain the prior approval of the Federal Reserve Board before, among other things, acquiring direct or indirect ownership or control of more than 5% of any class of voting shares of any bank, including Winchester Savings Bank.

There also are provisions in our articles of incorporation that may be used to delay or block a takeover attempt, including a provision that prohibits any person from voting more than 10% of the shares of common stock outstanding. Furthermore, shares of restricted stock and stock options that we may grant to employees and directors, stock ownership by our management and directors, employment and change in control agreements that we have entered into with our executive officers and other factors may make it more difficult for companies or persons to acquire control of Winchester Bancorp, Inc. without the consent of our board of directors. Taken as a whole, these statutory provisions and provisions in our articles of incorporation could result in our being less attractive to a potential acquirer and thus could adversely affect the market price of our common stock.

Risks Related to Our Organizational Structure

Our stockholders own a minority of Winchester Bancorp, Inc.’s common stock and will not be able to exercise voting control over most matters put to a vote of stockholders.

Public stockholders own a minority of the outstanding shares of Winchester Bancorp, Inc.’s common stock. As a result, stockholders other than Winchester Bancorp, MHC will not be able to exercise voting control over most matters put to a vote of stockholders. Winchester Bancorp, MHC owns a majority of Winchester Bancorp, Inc.’s common stock and, through its board of trustees, exercises voting control over most matters put to a vote of stockholders. Winchester Bancorp, MHC may take action that the public stockholders believe to be contrary to their interests. For example, Winchester Bancorp, MHC may exercise its voting control to defeat a stockholder nominee for election to the board of directors of Winchester Bancorp, Inc.

In addition, stockholders will not be able to force a merger or second-step conversion transaction without the consent of Winchester Bancorp, MHC since such a transaction requires the approval of the holders of a majority of the outstanding voting stock of Winchester Bancorp, Inc., which can only be achieved if Winchester Bancorp, MHC votes to approve such transactions. Some stockholders may desire a sale or merger transaction, since stockholders typically receive a premium for their shares, or a second-step conversion transaction, since, on a fully converted basis, most full stock institutions tend to trade at higher multiples than mutual holding companies. Stockholders could, however, prevent a second-step conversion or the implementation of equity incentive plans because under current regulations and policies, such matters also require the separate approval of the stockholders other than Winchester Bancorp, MHC.

If we declare dividends on our common stock, Winchester Bancorp, MHC will be prohibited from waiving the receipt of dividends.

Winchester Bancorp, Inc.’s board of directors will have the authority to declare dividends on our common stock, subject to statutory and regulatory requirements. If Winchester Bancorp, Inc. pays dividends to its stockholders, it also will be required to pay dividends to Winchester Bancorp, MHC, unless Winchester Bancorp, MHC is permitted by the Federal Reserve Board to waive the receipt of dividends. The Federal Reserve Board’s current position is to not permit a bank holding company to waive dividends declared by its subsidiary. In addition, Massachusetts banking regulations prohibit Winchester Bancorp, MHC from waiving dividends declared and paid by Winchester Bancorp, Inc. unless the Massachusetts Commissioner of Banks does not object to the waiver and provided the waiver is not detrimental to the safe and sound operation of Winchester Savings Bank. Accordingly, because dividends will be required to be paid to Winchester Bancorp, MHC along with all other stockholders, the amount of dividends available for all other stockholders will be less than if Winchester Bancorp, MHC were permitted to waive the receipt of dividends.

Item 1B. Unresolved Staff Comments.

None

Item 1C. Cybersecurity.

Cybersecurity is a significant and integrated component of Winchester Bancorp’s risk management strategy, designed to protect the confidentiality, integrity and availability of sensitive information contained within the Company’s information services. As a financial services company, cyber threats are present and growing, and the potential exists for a cybersecurity incident to disrupt business operations, compromise sensitive data or both. As a proactive measure, the Company maintains insurance coverage for cybersecurity incidents experienced by the Company, however, such insurance coverage may not be sufficient to cover all losses incurred. During the year ended June 30, 2025, we did not, to our knowledge, experience a cybersecurity incident materially affecting or reasonably likely to materially affect the Company.

Risk Management & Strategy (Scope)

On a periodic basis, but not less than annually, the Information Security Officer (ISO), in conjunction with the Information Technology department, identifies and documents internal and external vulnerabilities that could result in unauthorized disclosure, misuse, alteration or destruction of customer information or customer records. Based on the results of the risk assessment, the Company’s Information Security Program may be revised to protect against any anticipated threats or hazards to the security or integrity of such information. The Information Security Officer, CIO and IT Department regularly meet to review, monitor and address technology related threats and emerging risks.

Additionally, the Company engages third parties to aid in the identification of risks and controls related to technology and technology driven product delivery channels, allowing for an independent opinion. The risk assessment process identifies data sources, threats and vulnerabilities, and ensures awareness, accountability and oversight for data protection throughout the Company and with trusted third parties to ensure that data is protected and able to be recovered in the event of a breach or failure (technical or other disaster).

Risk Assessments (Detail)

On a periodic basis, but not less than annually, the Information Security Officer (ISO), in conjunction with the Information Technology department, identifies and documents internal and external vulnerabilities that could result in unauthorized disclosure, misuse, alteration or destruction of customer information or customer records. Risks are identified and mitigations are documented by the ISO, IT staff and business lines responsible for the assessed area. Risks related to the engagement of third-party providers are identified and reviewed by the Risk & Compliance Department, in coordination with Vendors and Business lines that engaged the vendor relationship.

Response to Security Vulnerabilities

In response to identified risks, management may take certain steps to correct and respond to security vulnerabilities, which may include:

•
Eliminating unwarranted risks by applying vendor provided software fixes (patches);
•
Ensuring that changes to security configurations are documented, approved and tested;
•
Ensuring that exploitable files and services are assessed and removed or disabled based upon known vulnerabilities and business needs;
•
Updating and monitoring vulnerability scanning and intrusion detection tools to identify known vulnerabilities and related unauthorized activities;
•
Conducting penetration testing and vulnerability assessments as warranted;
•
Review performance with service providers to ensure that security maintenance and reporting responsibilities are operating according to contract provisions and that service providers provide notification of system security breaches that may affect the Company.

Internal Controls, Audit and Testing

Regular internal monitoring is integral to the Company’s risk assessment process, which includes regular testing of key controls, systems and procedures. In addition, independent third party penetration testing to test the effectiveness of security controls and preparedness measures is conducted at least annually. Management determines the scope and objectives of the penetration analysis.

Aspects of the Information Security program are audited by the Company’s Internal Audit provider(s) to ensure aspects are aligned with regulatory expectations.

Employee Training

Employees are an integral part in the line of defense against cybersecurity risks. Every employee is responsible for protecting Company and client information. Accordingly, employees complete formal training, including regular simulated phishing assessments designed to sharpen threat detection and reporting capabilities. Our employees are supported by solutions designed to identify, prevent, detect, respond to and recover from incidents. Technologies include firewalls, intrusion detection systems, managed endpoint security automation and response capabilities, encryption, data backups and multi-factor authentication when available. Notable services include 24/7 security monitoring and response, real time vulnerability scanning, third party monitoring and threat intelligence.

Service Providers

The company relies on third party vendor services and solutions to support its operations. Many of these vendors have access to sensitive and proprietary information. Third party vendors continue to be a notable source of operational and informational risk. Accordingly, the Company has implemented a “Third Party” Management program, which includes a detailed onboarding process and periodic reviews of vendors with access to sensitive Company data. The program is audited as part of the Company’s internal audit program.

Program Adjustments

The ISO monitors, evaluates and adjusts the Information Security Program considering any relevant changes in technology, the sensitivity of its customer information, internal or external threats to information and changing business arrangements, such as mergers and acquisitions, alliances and joint ventures, outsourcing arrangements and changes to customer information systems.

Incident Response Plan

The Company has implemented an Incident Response Plan (IRP) to provide structure and a systematic incident response process for information security incidents that may affect any of the information technology systems, network or data. The Company’s business continuity program provides a coordinated response when responding to incidents. The IRP is implemented and maintained by the ISO and is subject to annual review and approval by the IT Steering Committee and the Board of Directors. Cybersecurity metrics are reported to the Audit Committee quarterly.

The IRP includes:

•
Identifying the Incident Response Team (IRT);
•
Coordinating IRT activities, including developing, maintaining and following appropriate procedures to respond to and document identified information security incidents;
•
Conducting post-incident reviews to gather feedback on information security incident response procedures and to address any identified gaps in security measures;
•
Provide training and conduct periodic exercises to promote employee and stakeholder preparedness and awareness of the IRP;
•
Reviewing the IRP at least annually, or whenever there is a material change in the Company’s business practices that may reasonably affect its cyber incident response procedures.

Governance & Reporting

The Board of Directors has designated the Vice President of Information Security as Information Security Officer (ISO). The ISO reports directly to the Senior Vice President of Risk & Compliance and works in tandem with the Chief Information Officer.

On a quarterly basis, the ISO presents risks and metrics related to cyber and information security efforts to the IT Steering Committee and then to the Board’s Audit Committee.

At least annually, the ISO reports to the Board of Directors the overall status of the Information Security Program and the Company’s compliance with the Interagency Guidelines for Safeguarding Customer Information. Any material findings related to risk assessment, risk management and control decisions, service provider arrangements, results of testing, security breaches or violations are discussed, as are management responses and any recommendations for program changes.

Item 2. Properties.

Winchester Savings Bank operates from its main office in Winchester, Massachusetts and four full-service branch offices in eastern Massachusetts, located in Arlington, Danvers and Woburn. As of June 30, 2025, the net book value of our real properties, including land buildings and building improvements, was $6.4 million.

Item 3. Legal Proceedings.

From time to time, Winchester Bancorp Inc., and Winchester Savings Bank may be party to various claims and lawsuits arising in the ordinary course of the normal business activities. Although the ultimate outcome of these suites, if any, cannot be ascertained at this time, it is in the opinion of management that none of these matters, even if it resolved adversely to the Bank, will have a material adverse effect on the Company's consolidated financial position. The Company is not currently party to any material pending legal proceedings.

Item 4. Mine Safety Disclosures.

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Winchester Bancorp, Inc. is traded on the Nasdaq Stock Market under the symbol “WSBK”. Trading of our common stock commenced May 2, 2025, following the completion of our initial public offering. Prior to that time, there was no established public trading market for our common stock.

Stockholders

As of September 8, 2025, there were 371 stockholders of record of our common stock. This number does not include beneficial owners whose shares are held in street name.

Dividends

Winchester Bancorp, Inc. does not currently pay cash dividends on its common stock.

Unregistered Securities and Share Repurchases

There were no sales of unregistered securities or repurchase of shares of common stock during the year ended June 30, 2025.

Item 6. [Reserved]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

This discussion and analysis reflects our consolidated financial statements and other relevant statistical data, and is intended to enhance your understanding of our financial condition and results of operations. The information in this section has been derived from the consolidated financial statements, which appear elsewhere in this Annual Report.

Overview

Total assets increased $96.4 million, or 11.3%, to $949.4 million at June 30, 2025, from $853.0 million at June 30, 2024. The increase was primarily due to increases in loans, investments and cash and cash equivalents. Net loss for the year ended June 30, 2025 was $874,000, a decrease of $1.7 million, compared to net income of $786,000 for the year ended June 30, 2024. The decrease was due to a one-time donation of $400,000 in cash and 185,907 shares of common stock to the Winchester Savings Bank Charitable Foundation at a total market value of $2.3 million, resulting in an after-tax charge of $1.6 million in connection with the reorganization and stock offering.

Selected Financial Data (dollars in thousands except per share data)

	For the Years Ended June 30,
	2025	2024

Earnings Data
Net interest income	$17,522	$14,374
Non-interest income	1,792	1,779
Total net interest income and non-interest income	19,314	16,153
Provision for credit losses	2,066	514
Non-interest expense	18,778	14,885
Pre-tax income (loss)	(1,530)	754
Net income (loss)	(874)	786

Per share Data
Basic and diluted loss per share	$(0.10)	N/A
Book value per share	$12.41	N/A

Earnings
Return on average assets	(0.10)%	0.10%
Return on average stockholders' equity	(1.08)%	1.01%
Net interest margin	2.05%	1.90%
Cost of deposits	3.17%	2.92%
Efficiency ratio	97.22%	92.15%

Balance Sheet
Total assets	$949,378	$852,968
Loans, net	$751,220	$681,951
Total stockholders' equity	$115,352	$80,288

Asset quality
Allowance for credit losses (ACL)	$4,151	$3,451
ACL/Total loans	0.55%	0.50%
ACL/Total nonperforming loans (NPLs)	187.57%	245.45%
Net charge-offs/average total loans	(0.20)%	—
Capital Ratios
Stockholders' equity/total assets	12.15%	9.41%

Critical Accounting Policies

The discussion and analysis of the financial condition and results of operations are based on our financial statements, which are prepared in conformity with GAAP. The preparation of these financial statements requires management to make estimates and assumptions affecting the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities, and the reported amounts of income and expenses. We consider the accounting policy discussed below to be a critical accounting policy. The estimates and assumptions that we use are based on historical experience and various other factors and are believed to be reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions, resulting in a change that could have a material impact on the carrying value of our assets and liabilities and our results of operations.

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

The allowance for credit losses on loans is evaluated on a regular basis by management. This evaluation is inherently subjective as it requires estimates that are susceptible to significant revision as more information becomes available. For example, an increase of 25 basis points as to our lifetime loss rate for qualitative factors for all loan categories at June 30, 2025 would have increased our allowance for credit losses on collectively evaluated loans at that date to $5.4 million from $3.9 million.

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

Effective on July 1, 2025, the Company has changed the methodology to calculate the allowance for credit losses on loans and off-balance sheet credit exposures to a discounted cash flow method from the SCALE method as the SCALE method is not applicable for institutions with assets greater than $1 billion. The Company does not expect the resulting methodology change to have a significant impact on the total allowance for credit losses as a result of this methodology change.

For more information on our critical accounting policies, see Note 2 of the notes to our consolidated financial statements.

Comparison of Financial Condition at June 30, 2025 and June 30, 2024

Total Assets. Total assets increased $96.4 million, or 11.3%, to $949.4 million at June 30, 2025, from $853.0 million at June 30, 2024. The increase was primarily due to increases in loans, securities and cash and cash equivalents.

Cash and Cash Equivalents. Cash and cash equivalents increased $11.1 million, or 25.2%, to $55.2 million at June 30, 2025 from $44.1 million at June 30, 2024. The increase represents cash proceeds from our initial public offering.

Investment Securities. Investment securities, comprised of both available for sale and held to maturity securities, aggregated $104.5 million at June 30, 2025 compared to $86.6 million at June 30, 2024, as excess cash from the stock offering was invested in securities.

Gross Loans. Loans increased $69.7 million, or 10.2%, to $754.1 million at June 30, 2025 compared to $684.4 million at June 30, 2024. The primary increases were in multi-family real estate loans, which increased by $41.8 million, or 33.5%, one- to four-family residential real estate loans which increased by $18.8 million, or 5.6% and commercial real estate loans which increased by $16.9 million, or 19.8%. Partially offsetting those increases was a decrease of $5.5 million or 5.4% in the construction loan portfolio. The aforementioned increase in the loan portfolios reflects our strategy to continue to diversify into higher yielding multi-family and commercial real estate loans to improve portfolio yields and manage interest rate risk. In addition, we will continue to originate single-family residential real estate loans to support local homebuyers. The recent increase in one- to four-family residential real estate loans was mostly due to our establishing new broker relationships. The allowance for credit losses on loans was $4.2 million at June 30, 2025 and $3.5 million at June 30, 2024, which represented 0.55% and 0.50% of total loans at June 30, 2025 and June 30, 2024, respectively. The allowance for credit losses for off balance sheet commitments was $1.2 million at June 30, 2025 and June 30, 2024.

Total nonaccrual loans were $2.2 million at June 30, 2025, compared to $1.4 million at June 30, 2024. The increase was primarily due to a $622,000 increase in residential real estate loans and a $270,000 increase in commercial loans. Total loans past due 30 days or greater were $1.8 million at June 30, 2025 compared to $1.3 million at June 30, 2024. The increase was primarily due to a $340,00 increase in residential real estate loans and a $270,000 increase in commercial loans. The allowance for credit losses on loans to nonaccrual loans was 187.6% at June 30, 2025 compared to 245.5% at June 30, 2024.

Deposits. Deposits increased $43.8 million, or 6.9%, to $679.2 million at June 30, 2025 from $635.4 million at June 30, 2024. The increase was due primarily to an increase in money market accounts, which increased $34.0 million, or 39.3%, to $120.6 million at June 30, 2025 from $86.6 million at June 30, 2024, as customers continued to hold deposit products with higher interest rates. The increase in deposits was also due to a $21.0 million or 8.0% increase in certificates of deposits to $283.2 million at June 30, 2025 from $262.2 million at June 30, 2024, which was primarily due to a $13.1 million increase in brokered deposits. This increase consisted of an increase of $23.7 million, or 14.7%, in certificates of deposit in amounts of less than $250,000, and a decrease of $2.7 million, or 2.7%, in certificates of deposit in amounts of $250,000 or greater (the limit for federal deposit insurance). Offsetting the increases is an $7.1 million or 4.2% decrease in savings accounts. All of our deposits are fully insured under the DIF.

Borrowings. Borrowings, which consisted solely of Federal Home Loan Bank of Boston advances, increased $17.5 million, or 13.5%, to $147.0 million at June 30, 2025, compared to $129.5 million from June 30, 2024, as funds were used to supplement loan growth.

Total stockholders' equity. Total stockholders' equity increased $35.1 million, and was $115.4 million at June 30, 2025 and $80.3 million at June 30, 2024. The increase in total stockholders' equity was mostly due to the stock offering proceeds of $37.8 million, partially offset by a decreased of $1.4 million in retained earnings for the year ended June 30, 2025.

Comparison of Operating Results for the years ended June 30, 2025 and 2024

General. We recorded net loss of $874,000 and net income of $786,000 for the years ended June 30, 2025 and 2024. The decrease in net income was due primarily to increases in non-interest expense due to a one-time contribution of $2.3 million to the Winchester Savings Bank Charitable foundation and an increase of $1.6 million in the provision for credit losses, partially offset by a $3.1 million increase in net interest income and an increase in the income tax benefit.

Interest and Dividend Income. Interest and dividend income increased $7.9 million, or 22.5%, to $42.7 million for the year ended June 30, 2025, from $34.9 million for the year ended June 30, 2024. Interest and fees on loans, which is our primary source of interest income, increased $6.9 million, or 22.5%, to $37.5 million for the year ended June 30, 2025, from $30.6 million for the year ended June 30, 2024.

The average balance of loans increased by $80.9 million, or 12.6%, to $725.6 million for the year ended June 30, 2025, over the average balance for the year ended June 30, 2024, while the average yield on loans increased by 42 basis points to 5.17% for the year ended June 30, 2025, from 4.75% for the year ended June 30, 2024. The increase in the average yield was due to increases in market interest rates as well as changes in the composition of our loan portfolio to include a higher percentage of higher-yielding construction and commercial real estate loans, and multi-family residential real estate loans. The increase in average balance was due to our continuing to pursue new commercial relationships.

Interest Expense. Total interest expense increased $4.7 million, or 23.0%, to $25.2 million for the year ended June 30, 2025, compared to $20.5 million for the year ended June 30, 2024. Interest expense on deposits increased $3.2 million, or 19.9%, to $19.1 million for the year ended June 30, 2025, from $15.9 million for the year ended June 30, 2024. Our average balance of interest-bearing deposits increased $58.1 million, or 10.7%, to $603.4 million, while our average cost of deposits increased 25 basis points to 3.17% for the year ended June 30, 2025, from 2.92% for the year ended June 30, 2024. The increase in the average cost of deposits was due to increases in market interest rates as well as a higher percentage of our deposits consisting of certificates of deposit, and money market accounts, which bear higher rates than other deposit categories.

Interest expense on Federal Home Loan Bank advances increased $1.5 million, or 33.7%, to $6.1 million for the year ended June 30, 2025, from $4.5 million for the year ended June 30, 2024. The increase was due to increases in our average balance of Federal Home Loan Bank advances ($35.9 million, or 34.8%), offset by a decrease in the average cost of borrowings (four basis points to 4.36% for the year ended June 30, 2025, from 4.40% for the year ended June 30, 2024). We increased Federal Home Loan Bank borrowings in recent periods primarily to fund loan growth.

Net Interest Income. Net interest income was $17.5 million for the year ended June 30, 2025, compared to $14.4 million for the year ended June 30, 2024, as our interest income increased faster than our interest expense. Our interest rate spread increased to 1.60% for the year ended June 30, 2025 from 1.45% for the year ended June 30, 2024, as well as our net interest margin to 2.05% for the year ended June 30, 2025 from 1.90% for the year ended June 30, 2024. The interest rate spread and net interest margin were both positively impacted by the addition of new higher yielding loans and investments.

Provision for Credit Losses. Based on an analysis of the factors described in “Critical Accounting Policies—Allowance for Credit Losses,” we recorded a provision for credit losses of $2.1 million for the year ended June 30, 2025, compared to a provision of $514,000 for the year ended June 30, 2024. The provision for credit losses on loans was $2.1 million while a benefit of $2,000 was recorded for off balance sheet commitments. The increase in the provision for credit losses on loans for the year ended June 30, 2025 was primarily due to our charging off and fully reserving on a $1.6 million commercial loan due to the borrower’s filing for bankruptcy protection and terminating operations of the underlying business.

Our estimates and assumptions used in the determination of the adequacy of the allowance could be proven incorrect in the future, and the actual amount of future provisions may exceed the amount of past provisions. Any such increase in future provisions that may be required may adversely impact our financial condition and results of operations.

Other Income. Other income information is as follows.

	Year Ended June 30,		Change
	2025	2024	Amount	Percent
	(Dollars in thousands)
Customer service fees	$728	$683	$45	6.6%
Bank owned life insurance	466	315	151	47.9%
Gain on marketable equity securities, net	374	378	(4)	(1.1)%
Loss on investment securities	—	(33)	33	(100.0)%
Gain on sale of fixed assets	—	314	(314)	(100.0)%
Miscellaneous	224	122	102	83.6%
Total other income	$1,792	$1,779	$13	0.7%

The increase in income on bank owned life insurance was due to the purchase of $4.0 million of additional policies during the 2024 fiscal year. Gain on sale of fixed assets during the 2024 period was related to the sale of a bank branch.

Operating Expense. Operating expense information is as follows.

	Year Ended June 30,		Change
	2025	2024	Amount	Percent
	(Dollars in thousands)
Salaries and employee benefits	$9,688	$9,554	$134	1.4%
Occupancy and equipment, net	1,579	1,513	66	4.4%
Data processing	1,368	1,131	237	21.0%
Deposit insurance	848	472	376	79.7%
Marketing and advertising	462	376	86	22.9%
Net periodic pension and post-retirement cost (benefit), less service costs	(73)	(723)	650	(89.9)%
Other	4,906	2,562	2,344	91.5%
Total operating expense	$18,778	$14,885	$3,893	26.2%

The increase in other expense was due to a one-time contribution of $2.3 million to the Winchester Savings Bank Charitable Foundation. Additional increases include higher deposit insurance expense which was due to an increase in FDIC insurance rates and our higher deposit levels. The increase in salaries and employee benefits was due to the addition of key staff in finance and other areas, while the increase in data processing expense was due to our implementing a new program for electronic communications and online account opening.

Income Taxes. Income taxes decreased by $624,000 to a benefit of $656,000 for the year ended June 30, 2025, compared to a benefit of $32,000 for the year ended June 30, 2024. The decrease in the income tax provision was due primarily to a net loss for the 2025 period.

Average Balances and Yields

The following tables set forth average balance sheets, average yields and costs, and certain other information for the periods indicated. No tax-equivalent yield adjustments have been made, as the effects would be immaterial. All average balances are daily average balances, and the average balance of loans includes non-accrual loans. The yields set forth below include the effect of deferred fees/costs, discounts, and premiums that are amortized or accreted to interest income. Deferred loan fees for the years ended June 30, 2025 and 2024 were not material.

	For the Years Ended June 30,
	2025			2024
	Average Outstanding Balance	Interest	Average Yield/Rate	Average Outstanding Balance	Interest	Average Yield/Rate
	(Dollars in thousands)
Interest-earning assets:
Loans	$725,618	$37,528	5.17%	$644,711	$30,643	4.75%
Securities	87,850	3,128	3.56%	76,982	2,352	3.05%
Interest-bearing deposits	42,473	2,057	4.84%	34,240	1,868	5.46%
Total interest-earning assets	855,941	42,713	4.99%	755,933	34,863	4.61%
Non-interest-earning assets	39,045			24,194
Allowance for credit losses on loans	(3,575)			(3,691)
Total assets	$891,411			$776,436
Interest-bearing liabilities:
NOW and demand deposits	$55,520	137	0.25%	$71,008	578	0.81%
Savings accounts	163,597	3,871	2.37%	168,498	3,947	2.34%
Money market accounts	104,832	3,460	3.30%	64,689	1,782	2.75%
Certificates of deposit	279,500	11,647	4.17%	241,168	9,637	4.00%
Total interest-bearing deposits	603,449	19,115	3.17%	545,363	15,944	2.92%
Borrowings	139,207	6,076	4.36%	103,309	4,545	4.40%
Total interest-bearing liabilities	742,656	25,191	3.39%	648,672	20,489	3.16%
Other non-interest-bearing liabilities	67,710			50,073
Total liabilities	810,366			698,745
Stockholders' equity	81,045			77,691
Total liabilities and stockholders' equity	$891,411			$776,436
Net interest income		$17,522			$14,374
Net interest rate spread (1)			1.60%			1.45%
Net interest-earning assets (2)	$113,285			$107,261
Net interest margin (3)			2.05%			1.90%
Average interest-earning assets to average interest-bearing liabilities	115.25%			116.54%

(1) Net interest rate spread represents the difference between the weighted average yield on interest-earning assets and the weighted average rate of interest-bearing liabilities.
(2) Net interest-earning assets represent total interest-earning assets less total interest-bearing liabilities.
(3) Net interest margin represents net interest income divided by average total interest-earning assets.

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

	Year Ended June 30, 2025 vs. 2024
	Increase (Decrease) Due to		Total Increase
	Volume	Rate	(Decrease)
	(In thousands)
Interest-earning assets:
Loans	$4,044	$2,841	$6,885
Securities	365	411	776
Interest-bearing deposits	399	(209)	190
Total interest-earning assets	4,808	3,043	7,851
Interest-bearing liabilities:
NOW and demand deposits	(105)	(336)	(441)
Savings accounts	(116)	40	(76)
Money market accounts	1,272	406	1,678
Certificates of deposit	1,532	479	2,011
Borrowings	1,579	(48)	1,531
Total interest-bearing liabilities	4,162	541	4,703
Change in net interest income	$646	$2,502	$3,148

Management of Market Risk

General. The majority of our assets and liabilities are monetary in nature. Consequently, our most significant form of market risk is interest rate risk. Our assets, consisting primarily of mortgage loans, have longer maturities than our liabilities, consisting primarily of deposits. As a result, a principal part of our business strategy is to manage the impact of changes in market interest rates on net interest income and capital. We have an Asset/Liability Committee that is responsible for evaluating the interest rate risk in our assets and liabilities, for determining the level of risk that is appropriate, given our business strategy, operating environment, capital, liquidity and performance objectives, and for managing this risk consistent with the guidelines approved by the board of directors. The committee establishes and monitors the amount, maturities, pricing and mix of assets and funding sources with the objective of managing assets and funding sources to provide results that are consistent with liquidity, growth, risk limits and profitability goals.

As part of our ongoing asset-liability management, we use the following strategies to manage our interest rate risk:

•
marketing our non-interest-bearing demand, money market, savings and demand accounts;
•
investing in short- to medium-term investment securities whenever the market allows;
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

The tables below sets forth, as of June 30, 2025 and June 30, 2024, the calculation of the estimated changes in our net interest income that would result from the designated instantaneous changes in the United States Treasury yield curve.

At June 30, 2025
Change in Interest Rates (Basis Points) (1)	Net Interest Income Year 1 Forecast	Year 1 Change From Level
	(Dollars in thousands)
+300	$17,784	(22.6)%
+200	19,687	(14.3)%
+100	21,522	(6.3)%
Level	22,972	—
-100	23,403	1.9%
-200	23,363	1.7%
-300	23,098	0.6%

(1)
Assumes an instantaneous uniform change in interest rates at all maturities.

At June 30, 2024
Change in Interest Rates (Basis Points) (1)	Net Interest Income Year 1 Forecast	Year 1 Change From Level
	(Dollars in thousands)
+300	$10,385	(34.9)%
+200	12,304	(22.8)%
+100	14,189	(11.0)%
Level	15,940	—
-100	16,959	6.4%
-200	17,367	8.9%
-300	17,778	11.5%

(1)
Assumes an instantaneous uniform change in interest rates at all maturities.

The tables above indicate that at June 30, 2025, in the event of an instantaneous parallel 200 basis point increase in interest rates, we would have experienced a 14.3% decrease in net interest income, and in the event of an instantaneous parallel 200 basis point decrease in interest rates, we would have experienced a 1.7% increase in net interest income and at June 30, 2024, in the event of an instantaneous parallel 200 basis point increase in interest rates, we would have experienced a 22.8% decrease in net interest income, and in the event of an instantaneous parallel 200 basis point decrease in interest rates, we would have experienced an 8.9% increase in net interest income.

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

The tables below sets forth, as of June 30, 2025 and June 30, 2024, the calculation of the estimated changes in our EVE that would result from the designated immediate changes in the United States Treasury yield curve.

At June 30, 2025
		Estimated Increase (Decrease) in EVE		EVE as a Percentage of Present Value of Assets (3)
Change in Interest Rates (Basis Points)(1)	Estimated EVE (2)	Amount	Percent	EVE Ratio (4)	Increase (Decrease) (Percent)
		(Dollars in thousands)
+300	$74,858	$(41,822)	(35.8)%	8.9%	(30.1)%
+200	91,058	(25,622)	(22.0)%	10.5%	(17.4)%
+100	105,459	(11,221)	(9.6)%	11.8%	(7.1)%
—	116,680	—	—	12.7%	—
-100	125,288	8,608	7.4%	13.3%	4.2%
-200	124,997	8,317	7.1%	13.0%	1.7%
-300	123,747	7,067	6.1%	12.6%	(1.3)%

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

The tables above indicate that at June 30, 2025, in the event of an instantaneous parallel 200 basis point increase in interest rates, we would have experienced a 22.0% decrease in EVE, and in the event of an instantaneous parallel 200 basis point decrease in interest rates, we would have experienced a 7.1% increase in EVE, and at June 30, 2024, in the event of an instantaneous parallel 200 basis point increase in interest rates, we would have experienced a 33.5% decrease in EVE, and in the event of an instantaneous parallel 200 basis point decrease in interest rates, we would have experienced a 9.6% increase in EVE.

At June 30, 2025, all estimated changes described above with respect to net interest income and EVE with respect to potential increases in market interest rates were not in compliance with the current policy limits established by the board of directors. We have determined that selling assets to comply with our internal policies would result in a significant loss that would deplete capital and, as a result, restrict future growth, while providing limited benefit during a period of declining market interest rates, as began in the latter half of 2024, and, therefore, the committee voted to permit the exceptions to policy.

Certain shortcomings are inherent in the methodologies used in the above interest rate risk measurements. Modeling changes require making certain assumptions that may or may not reflect the manner in which actual yields and costs respond to changes in market interest rates. In this regard, the changes in net interest income and net economic value tables presented assume that the composition of our interest-sensitive assets and liabilities existing at the beginning of a period remain constant over the period being measured and assume that a particular change in interest rates is reflected uniformly across the yield curve regardless of the duration or repricing of specific assets and liabilities. Accordingly, although the tables provide an indication of our interest rate risk exposure at a particular point in time, such measurements are not intended to and do not provide a precise forecast of the effect of changes in market interest rates, and actual results may differ. Furthermore, although certain assets and liabilities may have similar maturities or periods to repricing, they may react in different degrees to changes in market interest rates. Additionally, certain assets, such as adjustable-rate loans, have features that restrict changes in interest rates both on a short-term basis and over the life of the asset. In the event of changes in interest rates, prepayment and early withdrawal levels would likely deviate significantly from those assumed in calculating the tables.

Interest rate risk calculations also may not reflect the fair values of financial instruments. For example, decreases in market interest rates can increase the fair values of our loans, deposits and borrowings.

Liquidity and Capital Resources

Liquidity is our ability to meet current and future financial obligations that arise in the ordinary course of business. Liquidity is primarily needed to meet the borrowing and deposit withdrawal requirements of our customers and to fund current and planned expenditures. Our primary sources of funds are deposits, principal and interest payments on loans and securities and proceeds from maturities and calls of securities. We also have the ability to borrow from the Federal Home Loan Bank of Boston. At June 30, 2025, we had $147.0 million outstanding in advances from the Federal Home Loan Bank of Boston. At June 30, 2025, we had the ability to borrow $100.2 million in additional Federal Home Loan Bank of Boston advances. At June 30, 2025, we had a $5.3 million line of credit with the Federal Home Loan Bank of Boston, which was not drawn at June 30, 2025. Additionally, at June 30, 2025, we had a $67.0 million secured line of credit through the Federal Reserve Borrower in Custody program. At that date, there were no amounts outstanding.

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

We test the level of our liquidity monthly and quarterly. Our monthly liquidity test is the ratio of basic surplus (deficit) divided by total assets, with basic surplus/deficit consisting of liquid assets (cash and due from banks, federal funds sold, securities available for sale, loans held for sale, total equities and securities maturities and payment) divided by investment commitments (loan commitments, 10% of certificates of deposit maturing within 30 days and 5% of non-maturing deposits). Our key quarterly test is the Primary Liquidity ratio, is total liquid assets (cash and due from banks, federal funds sold and all securities that are not pledged to secure borrowing) as a percentage of total assets.

We seek to maintain a minimum monthly liquidity ratio of 4% to 6% of assets, and a minimum quarterly Primary Liquidity ratio of 15%. At June 30, 2025 and June 30, 2024, we were in compliance with both of these guidelines.

Our cash flows are comprised of three primary classifications: cash flows from operating activities, investing activities, and financing activities. Net cash provided by operating activities was $2.5 million and $231,000 for the years ended June 30, 2025 and 2024, respectively. Net cash used by investing activities, which consists primarily of disbursements for loan originations and the purchase of investment securities, offset by principal collections on loans and proceeds from maturing securities and pay downs on securities, was $86.7 million and $105.2 million for the years ended June 30, 2025 and 2024, respectively. Net cash provided by financing activities was $95.4 million and $96.9 million for the years ended June 30, 2025 and 2024, respectively.

We are committed to maintaining a strong liquidity position. We consistently monitor our liquidity position. We anticipate that we will have sufficient funds to meet our current funding commitments based on our current strategy to increase loans with an increase in core deposits and the continued use of Federal Home Loan Bank of Boston advances, as needed.

At June 30, 2025, Winchester Savings Bank exceeded its applicable regulatory capital requirement, and was considered “well capitalized” under regulatory guidelines.

The net proceeds from the offering significantly increased our liquidity and capital resources. Over time, the initial level of liquidity will be reduced as net offering proceeds are used for general corporate purposes, including funding loans. Our financial condition and results of operations will be enhanced by the net proceeds from the offering, which will increase our net interest-earning assets and net interest income. However, due to the increase in equity resulting from the net proceeds, as well as other factors associated with the offering, our return on equity will be lowered immediately following the offering.

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

Impact of Inflation and Changing Prices

The financial statements and related data presented herein have been prepared in accordance with GAAP, which requires the measurement of financial position and operating results in terms of historical dollars without considering changes in the relative purchasing power of money over time due to inflation. The primary impact of inflation on our operations is reflected in increased operating costs. Unlike most industrial companies, virtually all the assets and liabilities of a financial institution are monetary in nature. As a result, interest rates, generally, have a more significant impact on a financial institution’s performance than does inflation. Interest rates do not necessarily move in the same direction or to the same extent as the prices of goods and services.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

See Item 7, above.

Item 8. Financial Statements and Supplementary Data.

(a)
Report of Independent Registered Public Accounting Firm (PCAOB ID: 392)
(b)
Consolidated Balance Sheets as of June 30, 2025 and 2024
(c)
Consolidated Statements of Operations for the years ended June 30, 2025 and 2024
(d)
Consolidated Statements of Comprehensive Income (Loss) for the years ended June 30, 2025 and 2024
(e)
Consolidated Statements of Stockholders' Equity for the years ended June 30, 2025 and 2024
(f)
Consolidated Statement of Cash Flows for the years ended June 30, 2025 and 2024
(g)
Notes to Consolidated Financial Statements

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

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

Item 9B. Other Information.

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The information in Winchester Bancorp, Inc.’s definitive Proxy Statement for the 2025 Annual Meeting of Stockholders under the captions “Proposal 1—Election of Directors,” “—Delinquent Section 16(a) Reports,” “Corporate Governance—Code of Ethics for Senior Officers,” "Corporate Governance—Insider Trading Policy” and “Meetings and Committees of the Board of Directors—Audit Committee” is incorporated herein by reference.

Item 11. Executive Compensation.

The information in Winchester Bancorp, Inc.’s definitive Proxy Statement for the 2025 Annual Meeting of Stockholders under the captions “Executive Compensation” and "Director Compensation" is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information in Winchester Bancorp, Inc.’s definitive Proxy Statement for the 2025 Annual Meeting of Stockholders under the caption “Stock Ownership” is incorporated herein by reference.

Winchester Bancorp, Inc. does not currently maintain any equity compensation plans.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The information in Winchester Bancorp, Inc.’s definitive Proxy Statement for the 2025 Annual Meeting of Stockholders under the captions “Transactions with Certain Related Persons” and “—Board Independence” is incorporated herein by reference.

Item 14. Principal Accounting Fees and Services.

The information in Winchester Bancorp, Inc.’s definitive Proxy Statement for the 2025 Annual Meeting of Stockholders under the captions “Proposal 2—Ratification of Appointment of Independent Registered Public Accounting Firm” is incorporated herein by reference.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

(a)(1) Financial Statements

The following financial statements are included in Part II, Item 8 of this form 10-K are:

(a)
Report of Independent Registered Public Accounting Firm (Wolf & Company, Boston, Massachusetts (PCAOB ID: 392))
(b)
Consolidated Balance Sheets as of June 30, 2025 and 2024
(c)
Consolidated Statements of Operations for the years ended June 30, 2025 and 2024
(d)
Consolidated Statements of Comprehensive Income (Loss) for the years ended June 30, 2025 and 2024
(e)
Consolidated Statements of Stockholders' Equity for the years ended June 30, 2025 and 2024
(f)
Consolidated Statement of Cash Flows for the years ended June 30, 2025 and 2024
(g)
Notes to Consolidated Financial Statements

(a)(2) Financial Statement Schedules

All financial statement schedules have been omitted as the required information is inapplicable or has been included in the Notes to Consolidated Financial Statements.

Exhibit Index

Exhibit Number	Description

3.1	Articles of Incorporation of Winchester Bancorp, Inc.(1)
3.2	Bylaws of Winchester Bancorp, Inc.(1)
4.0	Form of Common Stock Certificate of Winchester Bancorp, Inc.(1)
4.1*	Description of Winchester Bancorp, Inc. Securities
10.1	Employment Agreement, dated December 6, 2024, by and among Winchester Savings Bank, Winchester Bancorp, Inc. and John A. Carroll(1)
10.2	Employment Agreement, dated December 6, 2024, by and among Winchester Savings Bank, Winchester Bancorp, Inc. and Elda Heller(1)
10.3	Change in Control Agreement, dated December 6, 2024, by and among Winchester Savings Bank, Winchester Bancorp, Inc. and Paul Cheremka(1)
10.4	Amended and Restated Executive Deferred Compensation Agreement, dated January 1, 2025, by and between Winchester Savings Bank and John A. Carroll(1)
10.5	Amended and Restated Executive Deferred Compensation Agreement, dated January 1, 2025, by and between Winchester Savings Bank and Elda Heller(1)
10.6	Winchester Savings Bank Amended and Restated Endorsement Split Dollar Life Insurance Plan(1)
10.7	Winchester Savings Bank Annual Incentive Plan Effective 2025 Calendar Year
19.1	Winchester Bancorp, Inc. Policy Regarding Insider Trading
21	Subsidiaries of Winchester Bancorp, Inc.(1)
23.1	Consent of Wolf & Company, P.C.
31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
97*	Clawback Policy of Winchester Bancorp, Inc.(1)
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

* Filed herewith.

(1) Incorporated herein by reference to the Exhibits to the Registration Statement on Form S-1 (File No. 333-283752) as filed with the Securities and Exchange Commission on February 12, 2025.

Item 16. Form 10-K Summary

None.

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of Winchester Bancorp, Inc.:

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Winchester Bancorp, Inc. and its subsidiaries (the Company) as of June 30, 2025 and 2024, the related consolidated statements of operations, comprehensive income (loss), stockholders’ equity and cash flows for the years then ended, and the related notes to the consolidated financial statements (collectively, the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of June 30, 2025 and 2024, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

We have served as the Company's auditor since 2000.

/s/ Wolf & Company, P.C

Boston, Massachusetts

September 17, 2025

Winchester Bancorp, Inc. and Subsidiaries

Consolidated Balance Sheets

As of June 30, 2025 and 2024

	June 30,	June 30,
	2025	2024
	(In thousands, except share data)
Assets
Cash and due from banks	$7,513	$3,183
Interest-bearing deposits	47,731	40,931
Total cash and cash equivalents	55,244	44,114
Securities available for sale, at fair value	47,299	31,090
Marketable equity securities, at fair value	—	2,112
Securities held to maturity, at amortized cost	57,211	55,548
Federal Home Loan Bank stock, at cost	6,278	5,763
Loans, net of allowance for credit losses of $4,151 at June 30, 2025 and $3,451 at June 30, 2024	751,220	681,951
Bank owned life insurance	10,925	10,459
Premises and equipment, net	6,418	6,981
Accrued interest receivable	3,327	3,165
Net deferred tax asset	1,212	—
Other assets	10,244	11,785
Total assets	$949,378	$852,968
Liabilities and stockholders' equity
Non-interest-bearing deposits	$55,696	$52,442
Interest-bearing deposits	623,486	582,951
Federal Home Loan Bank advances	147,000	129,469
Mortgagors’ escrow accounts	1,756	1,642
Net deferred tax liability	—	70
Accrued expenses and other liabilities	6,088	6,106
Total liabilities	834,026	772,680
Commitments and contingencies
Preferred stock, $.01 par value, 5,000,000 shares authorized, none outstanding	—	—
Common stock, $.01 par value, 20,000,000 shares authorized, 9,295,376 issued and outstanding as of June 30, 2025, none issued and outstanding as of June 30, 2024	93	—
Additional paid-in capital	39,571	—
Unearned compensation (ESOP) 334,633 unallocated shares at June 30, 2025	(3,346)	—
Retained earnings	80,720	82,094
Accumulated other comprehensive loss	(1,686)	(1,806)
Total stockholders' equity	115,352	80,288
Total liabilities and stockholders' equity	$949,378	$852,968

The accompanying notes are an integral part of these consolidated financial statements.

Winchester Bancorp, Inc. and Subsidiaries

Consolidated Statements of Operations

For the Years Ended June 30, 2025 and 2024

	Year ended
	June 30,
	2025	2024
	(In thousands, except share data)
Interest and dividend income:
Interest and fees on loans	$37,528	$30,643
Interest and dividends on securities	3,128	2,352
Interest on federal funds sold and other interest-bearing deposits	2,057	1,868
Total interest and dividend income	42,713	34,863
Interest expense:
Interest on deposits	19,115	15,944
Interest on Federal Home Loan Bank advances	6,076	4,545
Total interest expense	25,191	20,489
Net interest income	17,522	14,374
Provision for credit losses	2,066	514
Net interest income, after provision for credit losses	15,456	13,860
Non-interest income:
Customer service fees	728	683
Income on bank owned life insurance	466	315
Loss on available for sale securities, net	—	(33)
Gain on marketable equity securities, net	374	378
Gain on sale of fixed assets	—	314
Miscellaneous	224	122
Total non-interest income	1,792	1,779
Non-interest expenses:
Salaries and employee benefits	9,688	9,554
Occupancy and equipment, net	1,579	1,513
Data processing	1,368	1,131
Deposit insurance	848	472
Marketing and advertising	462	376
Net periodic pension and post retirement benefit, less service costs	(73)	(723)
Other general and administrative	4,906	2,562
Total non-interest expenses	18,778	14,885
(Loss) income before income taxes	(1,530)	754
Benefit for income taxes	(656)	(32)
Net (loss) income	$(874)	$786
Share Data:
Average common shares outstanding, basic and diluted	9,247,571	N/A
Basic and diluted net loss per share	$(0.09)	N/A

The accompanying notes are an integral part of these consolidated financial statements.

Winchester Bancorp, Inc. and Subsidiaries

Consolidated Statements of Comprehensive Income (Loss)

For the Years Ended June 30, 2025 and 2024

	June 30,
	2025	2024
	(In thousands)
Net income (loss)	$(874)	$786
Other comprehensive income:
Securities available for sale:
Unrealized holding gains	1,068	693
Reclassification adjustment for losses realized in income (1)	—	33
Net unrealized gains	1,068	726
Tax effect	(236)	(160)
Net-of-tax amount	832	566
Defined benefit pension plan:
Actuarial gain arising during the year	162	1,289
Prior service cost	(1,783)	—
Curtailment cost	691	—
Reclassification adjustment for actuarial loss amortized through expense (2)	—	90
Amortization of prior service cost (2)	(53)	(158)
Net unrealized gain (loss)	(983)	1,221
Tax effect	276	(342)
Net-of-tax amount	(707)	879
Post-retirement benefit plan:
Actuarial gain arising during the year	—	7
Reclassification adjustment for actuarial loss amortized through expense (2)	2	21
Reclassification adjustment for amortization of prior service cost (2)	(7)	(19)
Net unrealized gains	(5)	9
Tax effect	—	(2)
Net-of-tax amount	(5)	7
Total other comprehensive income	120	1,452
Comprehensive income (loss)	$(754)	$2,238

(1)
Amounts are included in loss on available for sale securities, net in the consolidated statements of operations. Income tax benefits associated with the reclassification was $9,000 for the year ended June 30, 2024.
(2)
Amounts are included in net periodic pension and post-retirement cost (benefit), less service costs in the consolidated statements of operations. Income tax provision (benefit) associated with the reclassification adjustments amounted to $27,000 and $19,000 for the years ended June 30, 2025 and 2024, respectively.

The accompanying notes are an integral part of these consolidated financial statements.

Winchester Bancorp, Inc. and Subsidiaries

Consolidated Statements of Stockholders' Equity

For the Years Ended June 30, 2025 and 2024

	Shares of Common Stock	Common Stock	Additional Paid in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Unearned Compensation ESOP	Total Stockholders' Equity
	(In thousands, except share data)
Balance at June 30, 2024	—	$—	$—	$82,094	$(1,806)	$—	$80,288
Comprehensive income (loss)	—	—	—	(874)	120	—	(754)
Transfer of Cash from Winchester Savings Bank to Mutual Holding Company	—	—	—	(500)	—	—	(500)
Issuance of Shares to Mutual Holding Company	5,112,457	51	—	—	—	—	51
Issuance and Contribution of Shares to the Winchester Savings Bank Charitable Foundation	185,907	2	1,857	—			1,859
Issuance of Shares in Initial Public Offering, net of expenses $2,216,186	3,997,012	40	37,714	—	—		37,754
Purchase of 334,633 by ESOP	—	—	—	—	—	(3,346)	(3,346)
Balance at June 30, 2025	9,295,376	$93	$39,571	$80,720	$(1,686)	$(3,346)	$115,352

	Surplus	Accumulated Other Comprehensive Income (Loss)	Total Surplus
	(In thousands)
Balance at June 30, 2023	$80,304	$(3,258)	$77,046
Cumulative effect of change in accounting principle (1)	1,004	—	1,004
Comprehensive income	786	1,452	2,238
Balance at June 30, 2024	$82,094	$(1,806)	$80,288

(1) Represents adjustment needed to reflect cumulative impact on surplus pursuant to the Bank's adoption of Accounting Standard Update 2016-13. The adjustment presented includes a $2,810,000 ($2,023,000, net of tax) reduction in the allowance for credit losses related to loans, and a $1,416,000 ($1,019,000, net of tax) increase in the reserve for off-balance sheet credit exposures resulting from the Bank's adoption of the standard.

The accompanying notes are an integral part of these consolidated financial statements.

Winchester Bancorp, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

For the Years Ended June 30, 2025 and 2024

	Year ended
	June 30,
	2025	2024
	(In thousands)
Cash flows from operating activities:
Net income (loss)	$(874)	$786
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Provision for credit losses	2,066	514
Net amortization of securities	360	410
Depreciation and amortization	847	750
Gain on sale of fixed assets	—	(314)
Increase in cash surrender value of bank owned life insurance	(466)	(315)
Accretion of net deferred loan origination fees	(86)	(117)
Losses on debt securities, net	—	33
Gain on marketable equity securities, net	(374)	(378)
Contribution of stock to charitable foundation	1,859	—
Deferred tax benefit	(1,242)	(159)
Loans originated for sale	—	651
Principal balance of loans sold	—	(651)
Net change in:
Accrued interest receivable	(162)	(907)
Other assets	1,543	(3,440)
Accrued expenses and other liabilities	(1,006)	3,368
Net cash provided by operating activities	2,465	231
Cash flows from investing activities:
Activity in securities available for sale:
Maturities, calls and prepayments	15,575	3,217
Sales	2,486	2,072
Purchases	(30,969)	(9,000)
Activity in securities held to maturity:
Maturities, calls and prepayments	13,368	6,493
Purchases	(15,139)	(17,483)
Purchase of bank-owned life insurance	—	(4,000)
Purchase of Federal Home Loan Bank stock	(515)	(1,788)
Loan originations, net of principal payments	(71,250)	(83,374)
Purchase of premises and equipment, net	(284)	(1,317)
Net cash used by investing activities	(86,728)	(105,180)
Cash flows from financing activities:
Net increase in deposits	43,789	59,033
Net change in short-term Federal Home Loan Bank advances	13,531	(3,232)
Proceeds from long-term Federal Home Loan Bank advances	17,000	190,000
Repayment of long-term Federal Home Loan Bank advances	(13,000)	(149,000)
Net proceeds from stock offering and issuance of common shares	37,805	—
Purchase of common shares by the ESOP	(3,346)	—
Contribution of cash to the MHC	(500)	—
Net increase in mortgagors’ escrow accounts	114	84
Net cash provided by financing activities	95,393	96,885
Net change in cash and cash equivalents	11,130	(8,064)
Cash and cash equivalents at beginning of year	44,114	52,178
Cash and cash equivalents at end of year	$55,244	$44,114
Supplemental cash flow information:
Interest paid on deposits	$19,136	$15,845
Interest paid on Federal Home Loan Bank advances	6,445	4,319
Income taxes paid, net of (refunds)	(439)	(478)

The accompanying notes are an integral part of these consolidated financial statements.

Winchester Bancorp, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

1.
NATURE OF OPERATIONS

Reorganization

On December 4, 2024, The Board of Trustees of Winchester Savings Bank (the "Bank") adopted a plan of reorganization from a Mutual Savings Bank to a Mutual Holding Company and Plan of Stock Issuance (the "Plan"). The Plan received the required approvals of various regulatory agencies. The Bank’s reorganization and the related stock offering of Winchester Bancorp, Inc. (the "Company") were consummated on April 30, 2025. The Company sold 3,997,012 shares of common stock at $10.00 per share for gross proceeds of $39,970,000. In connection with the reorganization, the Company also issued 5,112,457 shares of common stock to Winchester Bancorp, MHC, the Company’s mutual holding company parent, and issued 185,907 shares of common stock to the Winchester Savings Bank Charitable Foundation, Inc.

A liquidation account by Winchester Bancorp, Inc. for the benefit of eligible account holders has been set up in an amount equal to the percentage of the shares of common stock issued in the offering to persons other than Winchester Bancorp, MHC multiplied by the net worth of Winchester Savings Bank as of September 30, 2024.

In the unlikely event of a complete liquidation of (i) Winchester Savings Bank or (ii) Winchester Savings Bank and Winchester Bancorp, Inc., all claims of creditors, including those of depositors, will be paid first. However, except with respect to the liquidation account to be established, a depositor’s claim would be solely for the principal amount of his or her deposit accounts plus accrued interest. Depositors generally would not have an interest in the value of the assets of Winchester Savings Bank or Winchester Bancorp, Inc. above that amount.

After two years from the date of the offering and upon the written request of the Federal Reserve Board and, if necessary, the FDIC and the Massachusetts Commissioner of Banks, Winchester Bancorp, Inc. will transfer the liquidation account and the depositors’ interests in such account to Winchester Savings Bank.

Each eligible account holder would have an initial pro-rata interest in the liquidation account for each deposit account, including savings accounts, transaction accounts such as negotiable order of withdrawal accounts, money market deposit accounts, and certificates of deposit, with a balance of $50 or more held in Winchester Savings Bank as of the close of business on November 30, 2023 equal to the proportion that the balance of such account holder’s deposit account as of the close of business on November 30, 2023 bears to the balance of all deposit accounts of all eligible account holders in Winchester Savings Bank on such dates.

If, however, on any June 30 annual closing date, the amount in any such deposit account is less than the amount in the deposit account as of the close of business on November 30, 2023, or any other annual closing date, then the liquidation account as well as the interest in the liquidation account relating to such deposit account would be reduced from time to time by the proportion of any such reduction, and such interest will cease to exist if such deposit account is closed. In addition, no interest in the liquidation account would ever be increased despite any subsequent increase in the related deposit account. Payment pursuant to liquidation rights of eligible account holders would be separate and apart from the payment of any insured deposit accounts to such depositor. Any assets remaining after the above liquidation rights of eligible account holders are satisfied would be available for distribution to stockholders.

The Bank may not declare or pay a cash dividend on its outstanding capital stock if the effect thereof would cause its regulatory capital to be reduced below the amount required to maintain the Liquidation Account and under FDIC rules and regulations.

Winchester Bancorp, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

2.
SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accompanying audited consolidated financial statements of Winchester Bancorp, Inc, have been prepared in accordance with accounting principles generally accepted in the United States of America (U.S. GAAP) for interim information. Accordingly, they do not include all the information and footnote disclosures required by GAAP for complete financial statements. In the opinion of management, all normal recurring adjustments necessary for a fair presentation of the financial condition and result of operations for the periods have been included.

Certain previously reported amounts have been reclassified to conform with current period's presentation.

Basis of consolidation and presentation

The consolidated financial statements include the accounts of the Company, the Bank and the Bank's wholly owned subsidiaries, Sachem Holdings, Inc., Aberjona Holdings, Inc., 1871 Company, LLC, and Wedgemere Holdings, LLC. Sachem Holdings, Inc. and Aberjona Holdings, Inc. function as Massachusetts security corporations that buy, sell and hold securities. 1871 Company, LLC's principal activity is holding of bank premises.

Wedgemere Holdings, LLC's principal activity is the holding of properties acquired in settlement of loans. All significant intercompany balances and transactions have been eliminated in consolidation.

Business

The Company is a Maryland corporation whose primarily purpose is to act as the holding company for the Bank. The Bank provides a variety of financial services to individuals and small businesses through its offices in Winchester, Woburn, Danvers and Arlington, Massachusetts. Its primary deposit products are checking, savings and term certificate accounts and its primary lending products are residential, commercial and multi-family real estate and construction loans.

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

Fair value hierarchy

The Company groups its assets and liabilities measured at fair value in three levels, based on the markets in which the assets are traded and the reliability of the assumptions used to determine fair value.

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

Winchester Bancorp, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

Cash and cash equivalents

For purposes of the consolidated statements of cash flows, cash and cash equivalents include cash and balances due from banks, interest-bearing deposits and federal funds sold which mature within ninety days. The Bank may from time to time have deposits in financial institutions which exceed the federally insured limits. At June 30, 2025 and 2024, the Bank had cash on deposit at the Federal Reserve Bank amounting to $47,016,000 and $40,929,000, respectively.

Securities

Debt securities that management has the positive intent and ability to hold to maturity are classified as “held to maturity” and recorded at amortized cost. Debt securities not classified as held to maturity are classified as “available for sale” and recorded at fair value, with unrealized gains and losses excluded from earnings and reported in other comprehensive income (loss), net of tax effects.

Marketable equity securities are measured at fair value with changes in fair value reported on the Company’s consolidated statements of operations as a component of other non-interest income, regardless of whether such gains and losses are realized.

Purchase premiums and discounts are amortized to income using the interest method over the terms of the securities, with the exception of callable debt securities, whose premiums are amortized to the earliest call date. Gains and losses on securities available for sale are recorded on the trade date and are determined using the specific identification method.

Each reporting period, the Bank evaluates all securities available for sale with a decline in fair value below the amortized cost of the investment, to determine whether an allowance for credit losses should be recorded. The Bank first assesses if there’s intent to sell, or if it more likely than not the Bank will be required to sell the security before recovery of its amortized cost basis. If either of the criteria regarding intent or requirement to sell is met, the security’s amortized cost basis is written down to fair value through a provision for credit losses charged to earnings. For debt securities available for sale that the Bank intends to hold, management evaluates whether the decline in fair value has resulted from credit losses or other factors. The Bank considers both qualitative and quantitative factors in making this assessment. Credit loss is measured based on discounted cash flow analysis and recorded in a valuation allowance. The allowance is limited by the amount that the fair value is less than the amortized cost basis. Impairment that has not been recorded through an allowance for credit losses is recorded through other comprehensive income, net of applicable taxes. Changes in allowance are recorded in the period of the change as a credit loss expense (or reversal of the credit loss expense).

The Bank measures expected credit losses on held to maturity securities on a collective basis by major security type in accordance with the Current Expected Credit Loss ("CECL") methodology and any credit losses are recognized as part of an allowance for credit losses.

Debt securities are placed on nonaccrual status at the time any principal of interest payments become 90 days delinquent. Interest accrued but not received for a security placed on nonaccrual is reversed against interest income.

Dividends are recorded in income when declared. Gains and losses on the sale of marketable equity securities are recorded on the trade date and are determined using the specific identification method.

Federal Home Loan Bank Stock

The Bank, as a member of the Federal Home Loan Bank (the “FHLB”) system, is required to maintain an investment in capital stock of the FHLB of Boston. Based on the redemption provisions of the FHLB, the stock has no quoted market value and is carried at cost. At its discretion, the FHLB may declare dividends on the stock. The Bank reviews the stock for impairment based on the likelihood of the ultimate recoverability of the cost basis in the FHLB stock. As of June 30, 2025 and 2024, no impairment has been recognized.

Accrued Interest Receivable

The Bank elected not to measure an allowance for credit losses for accrued interest receivable and instead elected to reverse interest income on loans or securities that are placed on nonaccrual status, which is generally when the instrument is

Winchester Bancorp, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

90 days past due, or earlier if the Bank believes the collection of interest is doubtful. The Bank has concluded that this policy results in the timely reversal of uncollectible interest.

Loans

The Bank’s loan portfolio includes residential real estate, commercial and multi-family real estate, construction, home equity and lines of credit, commercial and consumer segments.

Loans that management has the intent and ability to hold for the foreseeable future or until maturity or pay-off generally are reported at their outstanding unpaid principal balances adjusted for charge-offs, the allowance for credit losses, and any deferred fees or costs on originated loans. Interest income is accrued on the unpaid principal balance. Loan origination fees, net of certain direct origination costs, are deferred and recognized as an adjustment of the related loan yield using the interest method.

The accrual of interest on all loans is discontinued at the time a loan is 90 days past due. Past due status is based on the contractual terms of the loan. In all cases, loans are placed on nonaccrual if collection of principal or interest is considered doubtful.

All interest accrued but not collected for loans that are placed on nonaccrual is reversed against interest income. The interest on these loans is accounted for on the cash-basis or cost-recovery method, until qualifying for return to accrual status. Loans are returned to accrual status when all the principal and interest amounts contractually due are brought current and future payments are reasonably assured.

Allowance for Credit Losses-Loans

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

Collectively evaluated loans

The Bank measures the allowance for credit losses using the Scaled CECL Allowance for Losses Estimator (“SCALE”) method, which is a simple, spreadsheet-based method developed by the Federal Reserve to assist community banks in calculating a CECL-compliant allowance for credit losses using expected lifetime loss rates. The SCALE tool is a template designed for smaller community banks with total assets of less than $1 billion. It uses publicly available data from Schedule RI-C of the Call Report to derive the initial lifetime loss rates. Management used judgment to further adjust the expected lifetime loss rates with qualitative factors to reflect the facts and circumstances of the Bank’s internal loss history and credit risk factors for each loan segment. The allowance for credit losses is measured on a collective (pool) basis when similar characteristics exist. The Bank segmented its loan portfolio to correspond to call report classification to make peer data more useful.

The qualitative factors are determined based on the various risk characteristics of each loan segment. Risk characteristics relevant to each portfolio segment are as follows:

Residential real estate – The Bank generally does not originate loans with a loan-to-value ratio greater than 80% at origination and does not generally grant loans that would be classified as subprime upon origination. The Bank generally has 1st and 2nd liens on property securing equity lines of credit. The majority of loans in this segment are collateralized by owner-occupied residential real estate and repayment is dependent on the credit quality of the individual borrower. The overall health of the economy, including unemployment rates and housing prices, will effect the credit quality in this segment.

Winchester Bancorp, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

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

Multi-family real estate – Loans in this segment are secured primarily by five-or-more unit residential buildings. The overall health of the economy, including unemployment rates and housing prices, will effect the credit quality in this segment.

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

Unallocated component

An unallocated component may be maintained to cover uncertainties that could affect management’s estimate of probable losses. The unallocated portion of the allowance reflects the margin of imprecision in the underlying assumptions used in the methodologies for estimating collectively and individually evaluated loans in the portfolio.

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

Bank-Owned Life Insurance

Bank-owned life insurance policies are reflected on the consolidated balance sheets at cash surrender value. Changes in the net cash surrender value of the policies, as well as insurance proceeds received (in excess of cash surrender value), are reflected in other income on the consolidated statement of operations and are not subject to income taxes.

Winchester Bancorp, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

Premises and equipment

Land is carried at cost. Buildings, leasehold improvements and furniture and equipment are carried at cost, less accumulated depreciation and amortization, computed on the straight-line method over the estimated useful lives of the assets, or the expected terms of the leases, if shorter. Expected terms include lease option periods to the extent that the exercise of such options is reasonably assured. It is general practice to charge the cost of maintenance and repairs to earnings when incurred; major expenditures for betterments are capitalized and amortized.

Leases

The Bank determines if an arrangement is a lease at inception. Operating lease right-of-use (“ROU”) assets are included in other assets and operating lease liabilities are included in accrued expensed and other liabilities in the consolidated balance sheets. The Bank does not have any finance leases.

ROU assets represent the Bank’s right to use the underlying asset for the lease term and lease liabilities represent the Bank’s obligation to make lease payments arising from the lease. Operating lease ROU assets and liabilities are recognized at the commencement date of the lease based on the present value of lease payments over the lease term. As most of the Bank’s leases do not provide an implicit rate, the Bank’s incremental borrowing rate is , which is generally the Federal Home Loan Bank advance rate, to determine the present value of lease payments. The operating lease ROU asset is net of lease incentives. The Bank’s lease terms may include options to extend or terminate the lease when it is reasonably certain that the Bank will exercise that option. For operating leases, lease expense is recognized on a straight-line basis over the lease term.

The Bank has lease agreements with lease and non-lease components, which are generally accounted for separately. The Bank has not elected the practical expedient to account for lease and non-lease components as one lease component.

Transfers of financial assets

Transfers of an entire financial asset, a group of entire financial assets, or a participating interest in an entire financial asset are accounted for as sales when control over the assets has been surrendered. Control over transferred assets is deemed to be surrendered when (1) the assets have been isolated from the Bank, (2) the transferee obtains the right to pledge or exchange the transferred assets, and (3) the Bank does not maintain effective control over the transferred assets.

Operating Segments

The Company's revenue is primarily derived from the business of banking. The Company's financial performance is monitored on consolidated basis by Mr. John Carroll, CEO, who is considered to be the Company's Chief Operating Decision Maker ("CODM"). Financial performance is reported to the CODM monthly, and the primary measure of performance is consolidated net income. The allocation of resources throughout the Company is determined annually based upon consolidated net income performance. The presentation of financial performance to the CODM is consistent with amounts and financial statement line items shown in the Company's consolidated balance sheets and consolidated statements of operations. Additionally, the Company's significant expenses are adequately segmented by category and amount in the consolidated statements of operations to include all significant items when considering both qualitative and quantitative factors. Significant expenses of the Company include salaries and employee benefits, equipment and occupancy expense, data processing, and other general and administrative expenses.

All of the Company’s financial results are similar and considered by management to be aggregated into one reportable operating segment. While the Company has assigned certain management responsibilities by business-line, the Company’s CODM evaluates financial performance on a Company-wide basis. The Company's assigned business lines have similar economic characteristics, products, services and customers. Accordingly, all of the Company’s operations are considered by management to be aggregated in one reportable operating segment.

Advertising Costs

Advertising costs are expensed as incurred.

Winchester Bancorp, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

Defined benefit plan

The compensation cost of an employee’s defined pension benefit is recognized on the net periodic pension cost method over the employee’s approximate service period. The aggregate cost method is utilized for funding purposes.

The Bank accounts for its defined benefit pension plan using an actuarial model that allocates pension costs over the service period of employees in the plan. The Bank accounts for the over-funded or under-funded status of its defined benefit plan as an asset or liability in its consolidated balance sheets and recognizes changes in the funded status in the year in which the changes occur through other comprehensive income (loss).

The Bank uses the “10% corridor” method for amortization of actuarial gains and losses within its defined benefit pension plan. Amortization of actuarial gains and losses are only recorded when the amount recorded in accumulated other comprehensive income (loss) is greater than 10% of the projected benefit obligation or the fair value of plan assets, whichever is greater.

The Bank reports the service cost component of net periodic pension cost and net periodic postretirement benefit cost within salaries and employee benefits on the consolidated statements of operations, which is the same line item as other compensation costs arising from services rendered by the pertinent employees during the period. The other components of net periodic pension cost and net periodic postretirement benefit cost are reported separately from the service cost component, and included within net periodic pension and postretirement benefit, less service costs in the consolidated statements of operations.

Employee Stock Ownership Plan ("ESOP")

ESOP shares are shown as a reduction of equity and are presented in the consolidated statements of changes in stockholders’ equity as unallocated common stock held by ESOP. Compensation expense for the Company’s ESOP is recorded at an amount equal to the shares committed to be allocated by the ESOP multiplied by the average fair market value of the shares during the period. The Company recognizes compensation expense ratably over the period based upon the Company’s estimate of the number of shares committed to be allocated by the ESOP. When the shares are released, unallocated common stock held by ESOP is reduced by the cost of the ESOP shares released and the difference between the average fair market value and the cost of the shares committed to be allocated by the ESOP is recorded as an adjustment to additional paid-in capital.

The loan receivable from the ESOP is not reported as an asset nor is the Company’s guarantee to fund the ESOP reported as a liability on the Company’s consolidated balance sheet. The employees of the Bank are the participants in the ESOP. Dividends paid on unallocated shares are used to repay the loan to the Company.

Income taxes

Deferred income tax assets and liabilities are determined using the liability (or balance sheet) method. Under this method, the net deferred tax asset or liability is determined based on the tax effects of the temporary differences between the book and tax bases of the various balance sheet assets and liabilities and gives current recognition to changes in tax rates and laws in the period of the enactment.

A valuation allowance is established against deferred tax assets when, based upon the available evidence including historical and projected taxable income, it is more likely than not that some or all of the deferred tax assets will not be realized.

The Bank does not have any uncertain tax positions at June 30, 2025 or 2024 which require accrual or disclosure. The Bank accounts for interest and penalties related to uncertain tax positions as part of its provision for federal and state income taxes. The Bank has no interest or penalties recorded for the years ended June 30, 2025 or 2024.

Earnings per Share

Basic earnings per share represent income available to common stockholders divided by the weighted-average number of common shares outstanding during the period. Unallocated ESOP shares are not deemed outstanding for earnings per share

Winchester Bancorp, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

calculations. ESOP shares committed to be released are considered to be outstanding for purposes of the earnings per share computation. ESOP shares that have not been legally released, but that relate to employee services rendered during an accounting period (interim or annual) ending before the related debt service payment is made, are considered committed to be released. Diluted earnings per share reflects additional common shares that would have been outstanding if dilutive potential common shares had been issued, as well as any adjustments to income that would result from the assumed issuance.

Revenue Recognition

The Bank recognizes revenue from contracts with customers when it satisfies its performance obligations. The Bank’s performance obligations are generally satisfied as services are rendered and can either be satisfied at a point in time or over time. The majority of the Bank’s revenue generating transactions are not subject to Accounting Standard Codification (ASC) 606, including revenue generated from financial instruments such as loans or investments securities, as these activities are subject to other GAAP.

Revenues for the Bank subject to ASC 606 include customer service fees in the consolidated statements of operations. These fees are made up of service charges and fees on deposit accounts that are recognized at a point in time, including non-sufficient fund fees, overdraft charge fees and stop-payment fees. Such revenue is derived from transactional information and is recognized as revenue immediately as the transactions occur or upon providing the service to complete the customer’s transaction. Payment is generally received at the time the performance obligations are satisfied.

Comprehensive income/(loss)

Accounting principles generally require that recognized revenue, expenses, gains and losses be included in net income. Although certain changes in assets and liabilities, such as unrealized gains and losses on securities available for sale and unrecognized pension costs and credits, are reported as a separate component of the stockholders' equity section of the consolidated balance sheet, such items, along with net income, are components of comprehensive income (loss). The components of accumulated other comprehensive loss, included in the stockholders' equity, are as follows.

	June 30,
	2025	2024
	(In thousands)
Securities available for sale:
Net unrealized gain	$(1,174)	$(2,242)
Tax effect	259	495
Net-of-tax amount	(915)	(1,747)
Defined benefit pension plan:
Unrecognized net actuarial loss	(1,024)	(41)
Tax effect	288	12
Net-of-tax amount	(736)	(29)
Post-retirement benefit plan:
Unrecognized net actuarial loss	(47)	(49)
Unrecognized prior service credit	—	7
	(47)	(42)
Tax effect	12	12
Net-of-tax amount	(35)	(30)
	$(1,686)	$(1,806)

3.
RESTRICTIONS ON CASH AND AMOUNTS DUE FROM BANKS

From time to time, the Bank is required to maintain average balances on hand or with the Federal Reserve Bank. There were no required reserve balances at June 30, 2025 and June 30, 2024.

Winchester Bancorp, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

4.
SECURITIES

The amortized cost and fair value of available for sale and held to maturity securities, at June 30, 2025 and June 30, 2024, with gross unrealized gains and losses, follows:

	June 30, 2025
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In thousands)
Securities Available for Sale
U.S. Government agency and U.S. Government- sponsored enterprise obligations	$8,000	$1	$(39)	$7,962
U.S. Government agency and U.S. Government- sponsored enterprise residential mortgage- backed securities	22,485	119	(37)	22,567
Corporate bonds and obligations	17,988	—	(1,218)	16,770
Total securities available for sale	$48,473	$120	$(1,294)	$47,299
Securities Held to Maturity
U.S. Government and U.S. Government-sponsored enterprise obligations	$28,721	$2	$(1,034)	$27,689
U.S. Government agency and U.S. Government- sponsored enterprise residential mortgage- backed securities	17,233	82	(244)	17,071
Corporate bonds and obligations	9,312	—	(885)	8,427
Municipal bonds	1,945	282	(91)	2,136
Total securities held to maturity	$57,211	$366	$(2,254)	$55,323

	June 30, 2024
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In thousands)
Securities Available for Sale
U.S. Government agency and U.S. Government- sponsored enterprise obligations	$10,333	$—	$(19)	$10,314
U.S. Government agency and U.S. Government- sponsored enterprise residential mortgage- backed securities	2,894	—	(75)	2,819
Corporate bonds and obligations	18,211	—	(2,123)	16,088
Municipal bonds	1,894	—	(25)	1,869
Total securities available for sale	$33,332	$—	$(2,242)	$31,090
Securities Held to Maturity
U.S. Government and U.S. Government-sponsored enterprise obligations	$32,220	$—	$(1,806)	$30,414
U.S. Government agency and U.S. Government- sponsored enterprise residential mortgage- backed securities	11,396	44	(321)	11,119
Corporate bonds and obligations	9,406	—	(1,405)	8,001
Municipal bonds	2,526	251	(156)	2,621
Total securities held to maturity	$55,548	$295	$(3,688)	$52,155

Winchester Bancorp, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

The amortized cost and fair value of debt securities by contractual maturity at June 30, 2025 are shown as follows. Expected maturities may differ from contractual maturities because the issuers, in certain instances, have the right to call or prepay obligations with or without call or prepayment penalties.

	Available for Sale		Held to Maturity
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(In thousands)
Within 1 year	$202	$197	$2,499	$2,484
Over 1 year through 5 years	16,765	15,655	27,414	26,035
Over 5 years through 10 years	3,021	2,914	2,068	1,818
Over 10 years	6,000	5,966	7,997	7,915
	25,988	24,732	39,978	38,252
U.S. Government agency and U.S. Government- sponsored enterprise residential mortgage- backed securities	22,485	22,567	17,233	17,071
Total securities	$48,473	$47,299	$57,211	$55,323

There were no realized gains or losses on securities for the year ended June 30, 2025. Gross realized losses on securities available for sale for the year ended June 30, 2024, amounted to $33,000.

Allowance for Credit Losses-Securities

Available for sale (AFS) and held to maturity (HTM) securities, which are issued by the United States Treasury or are guaranteed by government agencies do not currently have an allowance for credit loss as the Bank determined these securities are either backed by the full faith and credit of the U.S. government and/or there is an unconditional commitment to make interest payments and to return the principal investment in full to investors when a debt security reaches maturity. In assessing the Bank’s investments in government-sponsored and U.S. government guaranteed mortgage-backed securities and government-sponsored enterprise obligations, the contractual cash flows of these investments are guaranteed by the respective government-sponsored enterprise. Accordingly, it is expected that the securities would not be settled at a price less than the par value of the Bank’s investments. The Bank will evaluate the securities portfolio no less than annually, however, certain items which may cause the Bank to change this methodology include legislative changes that reduce or eliminate the U.S. government’s implicit guarantee on such securities. Any expected credit losses would be presented as an allowance for credit loss. For corporate and municipal bonds, whether they are AFS or HTM, a probability of default and a loss given default analysis is performed to determine whether an allowance for credit losses is needed. There was no allowance for credit losses established on AFS or HTM securities during the years ended June 30, 2025 and June 30, 2024.

Winchester Bancorp, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

Information pertaining to securities with gross unrealized losses at June 30, 2025 and June 30, 2024, aggregated by investment category and length of time that individual securities have been in a continuous loss position, follows:

	Less Than Twelve Months		Over Twelve Months
	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value
		(In thousands)
June 30, 2025
Securities Available for Sale
U.S. Government and U.S. Government- sponsored enterprise obligations	$39	$6,961	$—	$—
U.S. Government agency and U.S. Government- sponsored enterprise residential mortgage- backed securities	29	6,697	8	2,438
Corporate bonds and obligations	—	—	1,218	16,770
Total securities available for sale	$68	$13,658	$1,226	$19,208
Securities Held to Maturity
U.S. Government and U.S. Government-sponsored enterprise obligations	$19	$2,981	$1,015	$22,209
U.S. Government agency and U.S. Government- sponsored enterprise residential mortgage- backed securities	20	6,297	224	3,177
Corporate bonds and obligations	—	—	885	8,427
Municipal bonds	—	—	91	1,136
Total securities held to maturity	$39	$9,278	$2,215	$34,949

	Less Than Twelve Months		Over Twelve Months
	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value
		(In thousands)
June 30, 2024
Securities Available for Sale
U.S. Government and U.S. Government- sponsored enterprise obligations	$15	$8,985	$4	$1,329
U.S. Government agency and U.S. Government- sponsored enterprise residential mortgage- backed securities	—	—	75	2,785
Corporate bonds and obligations	—	—	2,123	16,089
Municipal bonds	—	—	25	1,869
Total securities available for sale	$15	$8,985	$2,227	$22,072
Securities Held to Maturity
U.S. Government and U.S. Government-sponsored enterprise obligations	$18	$6,986	$1,788	$21,436
U.S. Government agency and U.S. Government- sponsored enterprise residential mortgage- backed securities	—	—	321	4,251
Corporate bonds and obligations	—	—	1,405	8,001
Municipal bonds	—	—	156	1,621
Total securities held to maturity	$18	$6,986	$3,670	$35,309

Winchester Bancorp, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

The Bank monitors the credit quality of securities through the use of credit ratings. Management evaluates debt securities for impairment at least quarterly, and more frequently when economic or market concerns warrant such evaluation. For municipal securities and corporate bonds, the Bank uses credit rating as the primary indicator of credit quality.

At June 30, 2025, 136 debt securities have unrealized losses with aggregate depreciation of 4.40% of the Bank’s amortized cost basis. The decline in market value is attributable to changes in interest rates and not to credit quality, and the Bank currently does not believe it is probable that it will be unable to collect all amounts due according to the contractual terms of the investments. Therefore, it is expected that the securities would not be settled at a price less than the par value of the investment. Because the Bank does not intend to sell the securities and it is not “more likely than not” that the Bank will be required to sell the securities before recovery of their amortized cost bases, which may be maturity, the Bank does not consider these securities to be impaired at June 30, 2025.

Accrued Interest Receivable

There were no securities with delinquent interest payments or on non-accrual status at June 30, 2025 or June 30, 2024. The balance of accrued interest receivable on investments was $857,000 and $813,000 at June 30, 2025 and June 30, 2024, respectively.

Marketable equity securities

At June 30, 2024, marketable equity securities included common stock securities in industry sectors related to technology, consumer staples, financial services, aerospace and other. Net realized and unrealized gains recognized in earnings during the years ended June 30, 2025 and 2024 were $374,000 and $378,000, respectively. The Company did not hold any marketable equity securities as of June 30, 2025 . At June 30, 2024, the net unrealized gain on marketable equity securities was $1.2 million.

5.
LOANS

A summary of the balances of loans follows:

	June 30,
	2025	2024
	(In thousands)
Mortgage loans:
Residential real estate	$357,748	$338,903
Commercial real estate	102,270	85,402
Multi-family	166,691	124,843
Construction	95,941	101,413
Home equity loans and lines-of-credit	26,786	26,697
Total mortgage loans	749,436	677,258
Commercial loans	4,335	6,591
Consumer loans	339	520
Total loans	754,110	684,369
Allowance for credit losses	(4,151)	(3,451)
Net deferred loan origination costs	1,261	1,033
Loans, net	$751,220	$681,951

The Bank has sold mortgage loans in the secondary mortgage market and has retained the servicing responsibility and receives fees for the services provided. Total loans serviced for others at June 30, 2025 and June 30, 2024 amounted to $22.4 million and $24.8 million, respectively, and are not included on the accompanying consolidated balance sheets.

Winchester Bancorp, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

Activity in the allowance for credit losses for the year ended June 30, 2025 follows:

	Residential Real Estate	Commercial Real Estate	Multi-family	Construction	Home Equity	Commercial	Consumer	Unallocated	Total
	(In thousands)
Allowance for credit losses-loans
Balance at June 30, 2024	$1,292	$485	$710	$778	$102	$39	$9	$36	$3,451
Provision (benefit) for credit losses	218	179	234	(73)	11	1,542	(7)	(36)	2,068
Loans charged-off	—	(85)	—	—	—	(1,330)	—	—	(1,415)
Recoveries	—	—	—	—	—	47	—	—	47
Balance at June 30, 2025	$1,510	$579	$944	$705	$113	$298	$2	$—	$4,151

	Residential Real Estate	Commercial Real Estate	Multi-family	Construction	Home Equity	Commercial	Consumer	Unallocated	Total
	(In thousands)
Allowance for off balance sheet credit exposures
Balance at June 30, 2024	$47	$9	$14	$937	$4	$16	$—	$161	$1,188
Provision (benefit) for credit losses	13	7	11	130	—	(2)	—	(161)	(2)
Balance at June 30, 2025	$60	$16	$25	$1,067	$4	$14	$—	$—	$1,186

The increase in the allowance for credit losses during the year ended June 30, 2025 was due to overall growth in the loan portfolio and charge offs.

The allowance for credit losses, by loan segment, at June 30, 2025 and June 30, 2024 follows:

	Residential Real Estate	Commercial Real Estate	Multi-family	Construction	Home Equity	Commercial	Consumer	Unallocated	Total
	(In thousands)
June 30, 2025
Allowance for individually evaluated loans	$—	$—	$—	$—	$—	$270	$—	$—	$270
Allowance for collectively evaluated loans	1,510	579	944	705	113	28	2	—	3,881
Total allowance for credit losses	$1,510	$579	$944	$705	$113	$298	$2	$—	$4,151
Individually evaluated loans	$741	$1,166	$—	$—	$—	$270	$—		$2,177
Collectively evaluated loans	357,007	101,104	166,691	95,941	26,786	4,065	339		751,933
Total loans	$357,748	$102,270	$166,691	$95,941	$26,786	$4,335	$339		$754,110

	Residential Real Estate	Commercial Real Estate	Multi-family	Construction	Home Equity	Commercial	Consumer	Unallocated	Total
	(In thousands)
June 30, 2024
Allowance for individually evaluated loans	$—	$85	$—	$—	$—	$—	$—	$—	$85
Allowance for collectively evaluated loans	1,292	400	710	778	102	39	9	36	3,366
Total allowance for credit losses	$1,292	$485	$710	$778	$102	$39	$9	$36	$3,451
Individually evaluated loans	$—	$1,251	$—	$—	$—	$—	$—		$1,251
Collectively evaluated loans	338,903	84,151	124,843	101,413	26,697	6,591	520		683,118
Total loans	$338,903	$85,402	$124,843	$101,413	$26,697	$6,591	$520		$684,369

Winchester Bancorp, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

Activity in the allowance for credit losses for the year ended June 30, 2024 follows:

	Residential Real Estate	Commercial Real Estate	Multi-family	Construction	Home Equity	Commercial	Consumer	Unallocated	Total
	(In thousands)
Allowance for credit losses-loans
Balance at June 30, 2023	$932	$1,641	$2,225	$507	$88	$116	$10	$—	$5,519
Cumulative effect of change in accounting principle	293	(1,240)	(1,683)	(124)	29	(83)	(2)	—	(2,810)
Provision (benefit) for credit losses	67	84	168	395	(15)	6	1	36	742
Loans charged-off	—	—	—	—	—	—	—	—	—
Recoveries	—	—	—	—	—	—	—	—	—
Balance at June 30, 2024	$1,292	$485	$710	$778	$102	$39	$9	$36	$3,451

	Residential Real Estate	Commercial Real Estate	Multi-family	Construction	Home Equity	Commercial	Consumer	Unallocated	Total
	(In thousands)
Allowance for off balance sheet credit exposures
Balance at June 30, 2023	$—	$—	$—	$—	$—	$—	$—	$—	$—
Cumulative effect of change in accounting principle	56	14	19	1,258	6	63	—	—	1,416
Provision (benefit) for credit losses	(9)	(5)	(5)	(321)	(2)	(47)	—	161	(228)
Balance at June 30, 2024	$47	$9	$14	$937	$4	$16	$—	$161	$1,188

The decrease in the allowance for credit losses on loans during the year ended June 30, 2024 was primarily due to the adoption of ASU 2016-13. The increase in the allowance for credit losses on off balance sheet credit exposures was primarily due to the adoption of ASU 2016-13.

The following is a summary of past due and non-accrual loans at June 30, 2025 and June 30, 2024:

	30-59 Days Past Due	60-90 Days Past Due	Greater than 90 Days Past Due	Total Past Due	Loans on Non-accrual
	(In thousands)
June 30, 2025
Residential real estate	$—	$—	$340	$340	$777
Commercial real estate	—	—	1,166	1,166	1,166
Commercial	—	—	270	270	270
Total	$—	$—	$1,776	$1,776	$2,213

	30-59 Days Past Due	60-90 Days Past Due	Greater than 90 Days Past Due	Total Past Due	Loans on Non-accrual
	(In thousands)
June 30, 2024
Residential real estate	$—	$—	$—	$—	$155
Commercial real estate	—	—	1,251	1,251	1,251
Total	$—	$—	$1,251	$1,251	$1,406

There were no loans greater than 90 days past due and still accruing at June 30, 2025 or June 30, 2024. The balance of accrued interest receivable on loans was $2.5 million at June 30, 2025 and $2.4 million at June 30, 2024. There was no accrued interest reversed on non-accrual loans during the years ended June 30, 2025 or June 30, 2024.

Winchester Bancorp, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

Interest income recognized on nonaccrual financial assets totaled $11,700 and $9,800 for the years ended June 30, 2025 and 2024. No additional funds are committed to be advanced in connection with the individually evaluated loans. There were no loan modifications to borrowers experiencing financial difficulty during the years ended June 30, 2025 or June 30, 2024.

At June 30, 2025, $270,000 of commercial loans had an allocated reserve of $270,000.

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

Winchester Bancorp, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

The following table presents the Bank’s risk rated loans by year of origination and gross write-offs for the year ended June 30, 2025:

	As of June 30, 2025
	Loans amortized cost basis by origination year
Rating:	2025	2024	2023	2022	2021	Prior	Total
	(In thousands)
Residential Real Estate:
1-6 (Pass)	$42,577	$40,068	$45,204	$50,964	$80,363	$97,661	$356,837
7 (Watch)	—	—	—	—	—	571	571
8 (Substandard)	—	—	—	—	—	340	340
9 (Doubtful)	—	—	—	—	—	—	—
10 (Loss)	—	—	—	—	—	—	—
Total	$42,577	$40,068	$45,204	$50,964	$80,363	$98,572	$357,748
Current-period gross write-offs	$—	$—	$—	$—	$—	$—	$—
Commercial Real Estate:
1-6 (Pass)	$16,761	$7,748	$26,080	$16,091	$696	$33,046	$100,422
7 (Watch)	—	—	—	—	—	606	606
8 (Substandard)	—	—	—	—	—	76	76
9 (Doubtful)	—	—	—	—	—	1,166	1,166
10 (Loss)	—	—	—	—	—	—	—
Total	$16,761	$7,748	$26,080	$16,091	$696	$34,894	$102,270
Current-period gross write-offs	$—	$—	$—	$—	$—	$85	$85
Multi-family:
1-6 (Pass)	$31,823	$6,960	$59,122	$29,416	$21,366	$18,004	$166,691
7 (Watch)	—	—	—	—	—	—	—
8 (Substandard)	—	—	—	—	—	—	—
9 (Doubtful)	—	—	—	—	—	—	—
10 (Loss)	—	—	—	—	—	—	—
Total	$31,823	$6,960	$59,122	$29,416	$21,366	$18,004	$166,691
Current-period gross write-offs	$—	$—	$—	$—	$—	$—	$—
Construction:
1-6 (Pass)	$23,129	$34,068	$35,878	$—	$—	$147	$93,222
7 (Watch)	—	—	2,719	—	—	—	2,719
8 (Substandard)	—	—	—	—	—	—	—
9 (Doubtful)	—	—	—	—	—	—	—
10 (Loss)	—	—	—	—	—	—	—
Total	$23,129	$34,068	$38,597	$—	$—	$147	$95,941
Current-period gross write-offs	$—	$—	$—	$—	$—	$—	$—
Home equity loans and lines-of-credit:
1-6 (Pass)	$3,554	$2,975	$4,325	$4,147	$3,307	$8,478	$26,786
7 (Watch)	—	—	—	—	—	—	—
8 (Substandard)	—	—	—	—	—	—	—
9 (Doubtful)	—	—	—	—	—	—	—
10 (Loss)	—	—	—	—	—	—	—
Total	$3,554	$2,975	$4,325	$4,147	$3,307	$8,478	$26,786
Current-period gross write-offs	$—	$—	$—	$—	$—	$—	$—
Commercial:
1-6 (Pass)	$—	$—	$1,551	$986	$—	$1,528	$4,065
7 (Watch)	—	—	—	—	—	—	—
8 (Substandard)	—	—	—	—	—	—	—
9 (Doubtful)	—	270	—	—	—	—	270
10 (Loss)	—	—	—	—	—	—	—
Total	$—	$270	$1,551	$986	$—	$1,528	$4,335
Current-period gross write-offs	$—	$1,330	$—	$—	$—	$—	$1,330
Consumer:
1-6 (Pass)	$21	$11	$81	$51	$44	$131	$339
7 (Watch)	—	—	—	—	—	—	—
8 (Substandard)	—	—	—	—	—	—	—
9 (Doubtful)	—	—	—	—	—	—	—
10 (Loss)	—	—	—	—	—	—	—
Total	$21	$11	$81	$51	$44	$131	$339
Current-period gross write-offs	$—	$—	$—	$—	$—	$—	$—

Winchester Bancorp, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

For the Bank's commercial and construction portfolio the following table presents the Bank’s risk rated loans by year of origination and gross write-offs for June 30, 2024:

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

Winchester Bancorp, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

6.
PREMISES AND EQUIPMENT

A summary of the cost and accumulated depreciation and amortization of premises and equipment follows:

	June 30,		Estimated
	2025	2024	Useful Life
	(In thousands)
Premises:
Land	$832	$832	N/A
Bank buildings	7,377	7,377	25 - 30 years
Leasehold improvements	2,777	2,832	5 - 10 years
Furniture and equipment	3,758	3,458	3 - 5 years
	14,744	14,499
Less accumulated depreciation and amortization	8,326	7,518
	$6,418	$6,981

Depreciation and amortization expense for the years ended June 30, 2025 and 2024 amounted to $847,000 and $750,000, respectively.

7.
DEPOSITS

A summary of deposit balances, by type, is as follows:

	June 30,
	2025	2024
	(In thousands)
NOW and Demand deposits	$115,106	$119,196
Savings accounts	160,323	167,430
Money market accounts	120,597	86,569
Total non-certificate accounts	396,026	373,195
Term certificates less than $250,000	184,179	160,523
Term certificates of $250,000 or greater	98,977	101,675
Total term certificate accounts	283,156	262,198
Total deposits	$679,182	$635,393

A summary of term certificate accounts, by maturity, is as follows:

	June 30, 2025		June 30, 2024
	Amount	Weighted Average Rate	Amount	Weighted Average Rate
	(Dollars in thousands)
Within 1 year	$252,283	3.69%	$239,653	4.43%
Over 1 to 2 years	29,355	3.88	16,656	4.29
Over 2 to 3 years	846	1.33	4,723	4.25
Over 3 to 4 years	592	4.09	495	0.69
Over 4 to 5 years	43	0.74	608	4.00
Over 5 years	37	4.90	63	0.70
	$283,156	3.70%	$262,198	4.41%

At June 30, 2025, the Bank had no brokered demand deposits and $39.4 million of brokered term certificates, respectively. Included in total deposits were $10.0 million and $26.3 million of brokered demand and term certificates, respectively, at June 30, 2024.

Winchester Bancorp, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

8.
FEDERAL HOME LOAN BANK ADVANCES

A summary of FHLB of Boston advances, by maturity, is as follows:

	June 30,		Weighted Average Rate at June 30,
	2025	2024	2025	2024
	(In thousands)
Non-amortizing advances maturing during fiscal:
2025	$—	$26,469	—%	5.20%
2026	27,000	44,000	4.70	4.68
2027	44,000	24,000	4.38	4.07
2028	20,000	10,000	4.09	3.99
2029	13,000	10,000	3.79	3.84
2030	13,000	10,000	3.61	3.71
2031	15,000	5,000	3.61	3.70
2032	10,000	—	3.18	—
2033	5,000	—	2.57	—
Total FHLB advances	$147,000	$129,469	4.06%	4.44%

At June 30, 2025, advances totaling $125,000,000 were callable or adjustable at the FHLB of Boston’s discretion within one year.

The Bank also has a $5,310,000 available line of credit with the FHLB at an interest rate that adjusts daily. The Bank had no balance outstanding on the line of credit on June 30, 2025. On June 30, 2024, the Bank’s outstanding balance on the line of credit was $2,469,000, which is included in the above table. Borrowings under the line are limited to 2% of the Bank’s total assets. All borrowings from the FHLB are secured by a blanket lien on qualified collateral, defined as 75% of the carrying value of first mortgage loans on owner-occupied residential property, and 50% of the carrying value of specifically pledged commercial real estate loans. Additionally, on June 30, 2025 the Bank had a $67.0 million line of credit through the Federal Reserve Borrower in Custody (BIC) program. At that date, there were no amounts outstanding.

9.
INCOME TAXES

Allocation of federal and state income taxes between current and deferred portions is as follows:

	Years Ended June 30,
	2025	2024
	(In thousands)
Current tax provision:
Federal	$525	$94
State	61	33
	586	127
Deferred tax benefit:
Federal	(888)	(94)
State	(354)	(65)
	(1,242)	(159)
Total benefit for income taxes	$(656)	$(32)

Winchester Bancorp, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

The reasons for the differences between the statutory corporate federal income tax rate and the Bank’s effective tax rate are summarized as follows:

	Years Ended June 30,
	2025	2024
Statutory federal income tax at 21%	$(321)	$158
Increase (decrease) resulting from:
State taxes, net of federal tax benefit	(231)	(26)
Municipal income	(10)	(16)
Bank owned life insurance income	(98)	(66)
Dividends received deduction	(5)	(5)
Other, net	9	(77)
Effective tax rate	$(656)	$(32)

The tax effects of each item that give rise to deferred taxes are as follows:

	June 30,
	2025	2024
	(In thousands)
Deferred tax assets:
Allowance for credit losses	$1,500	$1,304
Employee benefit plan liabilities recorded in accumulated other comprehensive loss	300	24
Net unrealized loss on securities available for sale	259	495
Impairment loss on marketable equity securities	—	8
Non-accrual interest	234	234
Depreciation and amortization	105	5
Accrued expenses	277	205
Charitable Contribution	599	—
Other	13	18
	3,287	2,293
Deferred tax liabilities:
Other employee benefit plan assets	(2,075)	(2,123)
Unrealized gain on marketable equity securities	—	(240)
	(2,075)	(2,363)
Net deferred tax asset (liability)	$1,212	$(70)

A summary of the change in the net deferred tax asset (liability) is as follows:

	Years Ended June 30,
	2025	2024
	(In thousands)
Balance at beginning of year	$(70)	$665
Deferred tax benefit	1,242	160
Deferred tax effect on net unrealized gain/loss on securities available for sale	(236)	(160)
Adoption of ASU 2016-13		(391)
Deferred tax effects of pension and post-retirement benefit plans	276	(344)
Balance at end of year	$1,212	$(70)

At June 30, 2025, the Company had a charitable contribution carryover of $2,062,000 for federal tax purposes and $2,329,000 for state tax purposes, which expire on June 30, 2030.

Winchester Bancorp, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

The federal income tax reserve for loan losses at the Bank’s base year amounted to $3,889,000. If any portion of the reserve is used for purposes other than to absorb loan losses, approximately 150% of the amount actually used (limited to the amount of the reserve) would be subject to taxation in the fiscal year in which used. As the Bank intends to use the reserve to only absorb loan losses, a deferred income tax liability of $1,093,000 has not been provided.

The Bank’s income tax returns are subject to review and examination by federal and state taxing authorities. The Bank is currently open to audit under the applicable statutes of limitations by the Internal Revenue Service for the years ended June 30, 2022 through 2025. The years open to examination by state taxing authorities vary by jurisdiction; no years prior to 2022 are open.

10.
MINIMUM REGULATORY CAPITAL REQUIREMENTS

Effective January 1, 2020, the Bank elected to comply with the community bank leverage ratio framework issued by the federal banking agencies. The framework provides for a simple measure of capital adequacy, calculated as Tier 1 capital divided by average total consolidated assets, which is consistent with how the Company currently calculates its leverage ratio. Under this framework, a bank that maintains a community bank leverage ratio of greater than 9% is considered to have satisfied the risk-based and leverage capital ratios. As of June 30, 2025 and June 30, 2024, Winchester Savings Bank met the minimum requirement with a community bank leverage ratio of 10.48% and 9.92%, respectively. As a small bank holding company, the Company is exempt from required minimum regulatory capital requirements.

11.
EMPLOYEE BENEFIT PLANS

Defined benefit pension plan

The Company provided pension benefits for eligible employees through a defined benefit pension plan. Substantially all employees participate in the retirement plan on a non-contributing basis and are fully vested after three years of service. Employees hired after July 1, 2016 were fully vested after five years of service. During the year ended June 30, 2023, the Company froze the plan to new participants and converted its traditional defined benefit plan into a cash balance plan whereby all employees hired prior to November 1, 2022 receive a benefit equal to 4% of their annual salary. During the year ended June 30, 2025 the Company amended the plan to apply a one-time cash balance plan increase and subsequent plan freeze effective October 31, 2024.

Information pertaining to the activity in the plan is as follows:

	Years Ended June 30,
	2025	2024
	(In thousands)
Change in plan assets:
Fair value of plan assets at beginning of year	$19,018	$17,934
Actual return on plan assets	1,944	2,019
Employer contribution	—	—
Benefits paid	(949)	(935)
Fair value of plan assets at end of year	20,013	19,018
Change in benefit obligation:
Benefit obligation at beginning of year	10,350	11,071
Service cost	65	153
Interest cost	606	560
Amendments	1,783	—
Actuarial loss/(gain)	475	(499)
Benefits paid	(949)	(935)
Benefit obligation at end of year	12,330	10,350
Funded status and prepaid pension cost at end of year	$7,683	$8,668
Accumulated benefit obligation at end of year	$12,330	$10,350

Winchester Bancorp, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

For the year ended June 30, 2025, the plan amendment of $1,783,000 and the actuarial loss of $475,000, are due to the plan freeze and the one-time cash balance increases. For the year ended June 30, 2024, the actuarial gain was $499,000, which was primarily due to an increase in the discount rate.

The assumptions used to determine the benefit obligation are as follows:

	June 30,
	2025	2024
Discount rate	5.50%	5.50%
Rate of compensation increase	3.00	3.00
Expected long-term rate of return on plan assets	7.00	7.00

The components of net periodic pension cost are as follows:

	Years Ended June 30,
	2025	2024
	(In thousands)
Interest cost	$606	$560
Expected return on plan assets	(1,310)	(1,227)
Amortization of prior service credit	(53)	(159)
Amortization of net loss	—	91
Curtailment loss	691	—
Net periodic pension benefit, excluding service cost	(66)	(735)
Service cost	—	153
Net periodic pension benefit	$(66)	$(582)

The actuarial assumptions used to determine net periodic pension cost were as follows:

	Years Ended June 30,
	2025	2024
Discount rate	5.50%	5.25%
Rate of compensation increase	3.00	3.00
Expected long-term rate of return on plan assets	7.00	7.00

The Bank has selected its assumption with respect to the expected long-term rate of return based on prevailing yields on high-quality fixed-income investments increased by a premium for equity return expectations.

The following table sets forth by level, within the fair value hierarchy, the plan’s assets at fair value. Classification within the fair value hierarchy table is based upon the lowest level of any input that is significant to fair value measurement.

	June 30, 2025
	Level 1	Level 2	Level 3	Total Fair Value
	(In thousands)
Plan assets
Collective funds	$2,437	$—	$—	$2,437
Equity securities	2,629	—	—	2,629
Mutual funds	2,072	—	—	2,072
Cash and cash equivalents	36	—	—	36
Total investments measured in the fair value hierarchy	$7,174	$—	$—	7,174
Investments measured at net asset value (a)				12,839
				$20,013

Winchester Bancorp, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

	June 30, 2024
	Level 1	Level 2	Level 3	Total Fair Value
	(In thousands)
Plan assets
Collective funds	$2,319	$—	$—	$2,319
Equity securities	2,457	—	—	2,457
Mutual Funds	1,939	—	—	1,939
Cash and cash equivalents	32	—	—	32
Total investments measured in the fair value hierarchy	$6,747	$—	$—	6,747
Investments measured at net asset value (a)				12,271
				$19,018

All plan assets are measured at fair value in Level 1 based on quoted market prices in an active exchange market, with the exception of those plan assets that are measured at net asset value.

(a)
In accordance with FASB ASC 820, Fair Value Measurements, certain investments that were measured at net asset value per share (or its equivalent), have not been classified in the fair value hierarchy. There are no unfunded commitments or redemption restrictions for these investments, which can be redeemed on a daily basis.

The following table summarizes investments for which fair value is measured using the net asset value per share practical expedient:

	June 30,
	2025	2024
	(in thousands)
Collective Funds by Category:
Equity	$5,731	$5,476
U.S. debt securities	4,626	4,435
International equities	2,293	2,132
Hedge Funds by Category:
Multi-strategy	3	2
Global opportunities	25	39
Private investment entities and/or separately managed accounts	161	186
	$12,839	$12,270

The defined benefit plan offers a common and collective trust as the underlying investment structure for the pension plan. The target allocation mix for the common and collective trust portfolio calls for an equity-based investment deployment range from 49% to 63% of total portfolio assets. The remainder of the portfolio is allocated to fixed income, with a target range of 28% to 42%, and other investments including global asset allocation and hedge funds and limited partnerships with a target range from 3% to 15%. The overall investment objective is to diversify investments across a spectrum of investment types to limit risks from large market changes. To a limited extent, the defined benefit plan invests in hedge funds which are designed to provide higher rates of return due to the aggressive nature of the funds.

The Company did not make any contributions to its pension plan during fiscal year 2025 and does not expect to make any contribution during fiscal year 2026.

Winchester Bancorp, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

Estimated future benefit payments which reflect expected future service, as appropriate, assuming employees retire at age 65 and take lump-sum payments, are as follows:

Year Ending June 30,	Amount
(In thousands)
2026	$1,107
2027	988
2028	871
2029	1,749
2030	1,415
2031 – 2035	4,195

Post-retirement benefits other than pensions

The Bank offers post-retirement medical insurance for certain retirees of the Bank hired prior to July 1, 1994. The Bank pays up to $1,700 annually for eligible employees who have attained age 65 and retire subsequent to that age. The Bank also pays retiree life insurance premiums for individuals with a date of hire prior to June 30, 2003.

The actuarial liability for these post-retirement benefits, none of which has been funded, is as follows:

	June 30,
	2025	2024
	(In thousands)
Accumulated post-retirement benefit obligation:
Cost for retirees	$351	$372
Fully eligible active plan participants	18	18
Other active plan participants	13	11
Accrued liability	$382	$401

Actuarial assumptions, using the projected unit credit funding method with service pro-ration, include a discount rate of 5.05% and 5.18% for the years ended June 30, 2025 and June 30, 2024, respectively.

The components of the periodic expense for these post-retirement benefits are as follows:

	Years Ended June 30,
	2025	2024
	(In thousands)
Interest cost	$18	$20
Prior service credit amortization	(27)	(21)
Actuarial loss amortization	2	13
Net periodic post-retirement cost, excluding service cost	(7)	12
Service cost	1	1
Net periodic post-retirement cost	$(6)	$13

Winchester Bancorp, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

Estimated future benefit payments are as follows:

Year Ending June 30,	Amount
(In thousands)
2026	$44
2027	41
2028	39
2029	37
2030	34
2031 - 2035	135

401(k) plan

The Bank has a 401(k) Plan (the “Plan”) whereby each employee 21 years of age or older and having completed at least three months of service, beginning with their date of employment, automatically becomes a participant in the Plan. Employees may contribute up to the amount allowed by law. For employees hired prior to November 1, 2022, the Bank makes matching contributions equal to 50% of the first 6% of an employee’s compensation contributed to the Plan. For employees hired on or after November 1, 2022, the Bank makes matching contributions equal to 50% of the first 10% of an employee’s compensation contributed to the Plan. Effective January 1, 2025, the Plan was amended to make matching contributions equal to 50% of the first 10% of an employee's compensation for all plan participants. All participants are fully vested. For the years ended June 30, 2025 and 2024, expense attributable to the Plan amounted to $183,000 and $175,000, respectively.

Employees Stock Option Plan ("ESOP")

As part of the Initial Public Offering ("IPO") completed on April 30, 2025, the Bank established a tax-qualified ESOP to provide eligible employees the opportunity to own Company shares. The ESOP borrowed $3.3 million from the Company to purchase 334,633 common shares on the open market. The loan is payable in annual installments over 20 years at an interest rate of 7.5%. As the loan is repaid to the Company, shares are released and allocated proportionally to eligible participants on the basis of each participant’s proportional share of compensation relative to the compensation of all participants. The unallocated ESOP shares are pledged as collateral on the loan.

The Company accounts for its ESOP in accordance with FASB ASC 718-40, Compensation – Stock Compensation. Under this guidance, unreleased shares are deducted from stockholders’ equity as unearned ESOP shares on the accompanying consolidated balance sheets.

The Company recognizes compensation expense equal to the fair value of the ESOP shares during the periods in which they are committed to be released. To the extent that the fair value of the Company’s ESOP shares differs from the cost of such shares, the difference will be credited or debited to stockholders' equity. As the loan is internally leveraged, the loan receivable from the ESOP to the Company is not reported as an asset nor is the debt of the ESOP shown as a liability on the Company’s consolidated balance sheets.

The Company recognized compensation expense related to the ESOP in the amount of $27,500 for the year ended June 30, 2025, no compensation expense recognized for 2024.

Bonus plans

The Bank has discretionary bonus plans which provide for a bonus based on Bank and/or individual performance. Expense related to the bonus plans amounted to $586,000 and $468,000 for the years ended June 30, 2025 and 2024, respectively.

Winchester Bancorp, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

Supplemental executive retirement plan

During the year ended June 30, 2023, the Bank entered into supplemental compensation agreements with certain executive officers which provide for specified payments upon retirement subject to certain limitations as set forth in the agreements. At June 30, 2025 and 2024, accrued expenses related to these agreements were $965,000 and $700,000, respectively.

12.
COMMITMENTS AND CONTINGENCIES

In the normal course of business, there are outstanding commitments and contingencies which are not reflected in the accompanying consolidated balance sheets.

Loan commitments

The Bank is a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit, which involve elements of credit and interest rate risk in excess of the amount recognized in the accompanying consolidated balance sheets. The contract amount of these instruments reflects the extent of involvement the Bank has in these particular classes of financial instruments.

The Bank’s exposure to credit loss is represented by the contractual amount of the instruments. The Bank uses the same credit policies in making commitments as it does for on-balance sheet instruments.

At June 30, 2025 and 2024, off-balance sheet financial instruments whose contract amounts represent credit risk consisted of:

	June 30,	June 30,
	2025	2024
	(In thousands)
Commitments to originate loans	$28,256	$7,608
Unused lines of credit	64,971	94,322
Unadvanced funds on construction loans	51,337	53,200
Letters of credit	167	—

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Unadvanced funds on lines-of-credit have fixed expiration dates and may expire without being drawn upon. Therefore, the total commitment amount does not necessarily represent future cash requirements. The Bank evaluates each customer’s creditworthiness on a case-by-case basis. Except for commercial lines-of-credit amounting to $2,614,000 at June 30, 2025 and commercial lines of credit and overdraft lines of credit amounting to $8,297,000 at June 30, 2024, these financial instruments are secured by mortgage liens on real estate. Commercial lines-of-credit are generally secured by business assets while overdraft lines-of-credit are generally unsecured.

Loans sold with recourse obligations

The Bank sells certain loans on a servicing-retained basis to the FHLB pursuant to contracts which include limited recourse provisions in the event a loss is incurred on the loan. At June 30, 2025 and 2024, the maximum contingent liability associated with loans sold with recourse to the FHLB was $784,000 and $948,000, respectively, which is not recorded in the consolidated financial statements.

Winchester Bancorp, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

Operating lease commitments

Pursuant to the terms of noncancelable lease agreements in effect at June 30, 2025, pertaining to premises, future minimum rent commitments were as follows:

Year Ending	Rental
June 30,	Expense
(In thousands)
2026	274
2027	271
2028	267
2029	263
2030	215
Thereafter	413
Total lease commitments	1,703
Less imputed interest	(194)
Total lease liability	$1,509

The leases contain options to extend for periods from one to five years. The cost of such rentals is not included above. Total rent expense for the years ended June 30, 2025 and 2024 amounted to $228,000 and $234,000, respectively. No rental income was recorded for the years ended June 30, 2025 and 2024.

Legal contingencies

Various legal claims may arise from time to time and, in the opinion of management, these claims will have no material effect on the Bank’s consolidated financial statements.

13.
RELATED PARTY TRANSACTIONS

The Bank has granted loans to its directors and executive officers and at June 30, 2025 and 2024, the amount of such loans was $10,378,000 and $10,621,000, respectively. Such loans are made in the ordinary course of business at the Bank’s normal credit terms, including interest rate and collateral requirements, and do not represent more than a normal risk of collection.

14.
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

Winchester Bancorp, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

Assets measured at fair value on a recurring basis

Assets measured at fair value on a recurring basis are summarized below. There are no liabilities measured at fair value on recurring basis at June 30, 2025 or June 30, 2024.

	June 30, 2025
				Total
	Level 1	Level 2	Level 3	Fair Value
	(In thousands)
Debt securities available for sale	$—	$47,299	$—	$47,299

	June 30, 2024
				Total
	Level 1	Level 2	Level 3	Fair Value
	(In thousands)
Debt securities available for sale	$—	$31,090	$—	$31,090
Marketable equity securities	2,112	—	—	2,112
Total	$2,112	$31,090	$—	$33,202

The following methods and assumptions were used by the Bank in estimating fair value:

Cash and Cash Equivalents – For these financial instruments, which have original maturities of 90 days or less, their carrying amounts reported in the Consolidated Balance Sheets approximate fair value.

Available for sale and held to maturity securities – The Company’s investment in debt securities is generally classified within Level 2 of the fair value hierarchy. For those securities, the Company obtains fair value measurements from independent pricing services which are not adjusted by management. The fair value measurements consider observable data that considers standard input factors such as observable market data, benchmark yields, interest rate volatilities, broker/dealer quotes, credit spreads and new issue data.

FHLB Stock – The fair value of FHLB stock approximates the carrying amount based on the redemption provisions of the FHLB. These assets were classified as Level 3.

Loans–The fair value of loans is measured on an exit price basis incorporating discounts for credit, liquidity and marketability factors. Loans were classified as Level 3 since the valuation methodology utilizes significant unobservable inputs.

Accrued Interest Receivable – For these financial instruments, which have original maturities of 90 days or less, their carrying amounts reported in the Consolidated Balance Sheets approximate fair value. These assets were classified as Level 2.

Deposits – The fair value of deposits is valued using a replacement cost of funds approach and discounted to the market rates and based on weighted remaining maturity for maturing deposits. Deposits were classified as Level 3 since the valuation methodology utilizes significant unobservable inputs.

FHLB Advances – The fair value of the FHLB Advances approximates carrying amount of these liabilities were classified as Level 3.

Accrued Interest Payable and Mortgagor's escrow accounts – For these financial instruments, which have original maturities of 90 days or less, their carrying amounts reported in the Consolidated Balance Sheets approximate fair value. These liabilities were classified as Level 2.

Winchester Bancorp, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

Assets measured at fair value on a non-recurring basis

The Bank may also be required, from time to time, to measure certain other assets and liabilities at fair value on a non-recurring basis in accordance with generally accepted accounting principles.

These adjustments to fair value usually result from application of lower-of-cost-or-market accounting or write-downs of individual assets. There were no assets or liabilities measured at fair value on a non-recurring basis at June 30, 2025 or June 30, 2024.

The estimated fair values, and related carrying amounts, of the Bank’s financial instruments are as follows. Certain financial instruments and all nonfinancial instruments are exempt from disclosure requirements. Accordingly, the aggregate fair value amounts presented herein do not represent the underlying fair value of the Bank.

	Carrying	Fair Value
	Amount	Level 1	Level 2	Level 3
	(In Thousands)
June 30, 2025
Financial assets:
Cash and cash equivalents	$55,244	$55,244	$—	$—
Securities available for sale and marketable equity securities	47,299	—	47,299	—
Securities held to maturity	57,211	—	55,323	—
Federal Home Loan Bank stock	6,278	—	—	6,278
Loans, net	751,220	—	—	719,669
Accrued interest receivable	3,327	—	3,327	—
Financial liabilities:
Deposits	679,182	—	—	644,452
Federal Home Loan Bank advances	147,000	—	147,082	—
Mortgagors’ escrow accounts	1,756	—	1,756	—
Accrued interest payable	538	—	538	—
June 30, 2024
Financial assets:
Cash and cash equivalents	$44,114	$44,114	$—	$—
Securities available for sale and marketable equity securities	33,202	2,112	31,090	—
Securities held to maturity	55,548	—	52,155	—
Federal Home Loan Bank stock	5,763	—	—	5,763
Loans, net	681,951	—	—	639,804
Accrued interest receivable	3,165	—	3,165	—
Financial liabilities:
Deposits	635,393	—	—	599,463
Federal Home Loan Bank advances	129,469	—	129,155	—
Mortgagors’ escrow accounts	1,642	—	1,642	—
Accrued interest payable	927	—	927	—

15.
EARNINGS PER SHARE

Basic EPS represents net income available to common stockholders divided by the weighted-average number of common shares outstanding during the year.

Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common shares (such as stock options) were exercised or converted into additional common shares that would then share in the earnings of the Company. Diluted EPS is computed by dividing net income attributable to common stockholders by the weighted-average number of common shares outstanding for the year, plus the effect of potential dilutive common share equivalents computed using the treasury stock method.

Winchester Bancorp, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

There were no securities that had a dilutive effect during the years ended June 30, 2025 and 2024, and therefore the weighted-average common shares outstanding used to calculate both basic and diluted EPS are the same. Unallocated ESOP shares are not deemed outstanding for earnings per share calculations. For the years ended June 30, 2025 and 2024, there were no anti-dilutive shares. Earnings per share data is not applicable for the year ended June 30, 2024 as the Company had no shares outstanding.

	For the Year Ended
	June 30,
	2025	2024
	(In thousands)
Net loss applicable to common shares	$(874)	N/A

Average number of common shares outstanding	9,295,376	N/A
Less: average unallocated ESOP shares	47,805	N/A
Average number of common shares outstanding used to calculate basic and diluted EPS	9,247,571	N/A
Net loss per common share:
Basic and diluted	$(0.09)	N/A

16.
SUBSEQUENT EVENTS

Management has evaluated subsequent events through the date the consolidated financial statements were issued. There were no subsequent events that require adjustment to or disclosure in the consolidated financial statements.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

WINCHESTER BANCORP, INC.

Date: September 17, 2025	By:	/s/ John A. Carroll
John A. Carroll
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Name	Title	Date

/s/ John A. Carroll	President, Chief Executive Officer and Director	September 17, 2025
John A. Carroll	(Principal Executive Officer)

/s/ Elda Heller	Executive Vice President and Chief Financial Officer	September 17, 2025
Elda Heller	(Principal Financial and Accounting Officer)

/s/ Stephen H. Boodakian	Director	September 17, 2025
Stephen H. Boodakian

/s/ Deborah A Carson	Chairperson of the Board	September 17, 2025
Deborah A. Carson

/s/ Carole A. Pierce Connolly	Director	September 17, 2025
Carole A. Pierce Connolly

/s/ Paula Cotter	Director	September 17, 2025
Paula Cotter

/s/ Geoffrey A. Curtis	Director	September 17, 2025
Geoffrey A. Curtis

/s/ Neal J. Harte	Director	September 17, 2025
Neal J. Harte

/s/ David P. Hood	Director	September 17, 2025
David P. Hood

/s/ William P. Hood	Director	September 17, 2025
William P. Hood

/s/ Alan G. Macdonald	Director	September 17, 2025
Alan G. Macdonald

/s/ Edward Merritt	Director	September 17, 2025
Edward Merritt

/s/ Sara Perkins Salehpour	Director	September 17, 2025
Sara Perkins Salehpour

/s/ John I Snow, III	Director	September 17, 2025
John I. Snow III