Form 10-Q
period 2025-09-30
Winchester Bancorp, Inc./MD/
filed 2025-11-12
CIK 2047235

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2025

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

As of November 12, 2025, the registrant had 9,295,376 shares of common stock outstanding.

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

Winchester Bancorp, Inc. and Subsidiaries

Consolidated Balance Sheets (unaudited)

September 30, 2025 and June 30, 2025

	September 30,	June 30,
	2025	2025
	(In thousands, except share data)
Assets
Cash and due from banks	$1,653	$7,513
Interest-bearing deposits	56,064	47,731
Total cash and cash equivalents	57,717	55,244
Securities available for sale, at fair value	54,732	47,299
Securities held to maturity, at amortized cost	60,623	57,211
Federal Home Loan Bank stock, at cost	6,928	6,278
Loans, net of allowance for credit losses of $4,356 at September 30, 2025 and $4,151 at June 30, 2025	793,184	751,220
Bank owned life insurance	11,044	10,925
Premises and equipment, net	6,188	6,418
Accrued interest receivable	3,458	3,327
Net deferred tax asset	1,034	1,212
Other assets	10,304	10,244
Total assets	$1,005,212	$949,378
Liabilities and stockholders' equity
Non-interest-bearing deposits	$63,577	$55,696
Interest-bearing deposits	652,846	623,486
Federal Home Loan Bank advances	164,000	147,000
Mortgagors’ escrow accounts	1,946	1,756
Accrued expenses and other liabilities	5,851	6,088
Total liabilities	888,220	834,026
Commitments and contingencies
Preferred stock, $.01 par value, 5,000,000 shares authorized, none outstanding	—	—
Common stock, $.01 par value, 20,000,000 shares authorized, 9,295,376 issued and outstanding as of September 30, 2025 and June 30, 2025	93	93
Additional paid-in capital	39,567	39,571
Unearned compensation (ESOP)	(3,278)	(3,346)
Retained earnings	81,682	80,720
Accumulated other comprehensive loss	(1,072)	(1,686)
Total stockholders' equity	116,992	115,352
Total liabilities and stockholders' equity	$1,005,212	$949,378

The accompanying notes are an integral part of these condensed consolidated financial statements.

Winchester Bancorp, Inc. and Subsidiaries

Consolidated Statements of Operations (unaudited)

	Three months ended
	September 30,
	2025	2024
	(In thousands, except share data)
Interest and dividend income:
Interest and fees on loans	$10,402	$9,015
Interest and dividends on securities	1,113	898
Interest on federal funds sold and other interest-bearing deposits	422	318
Total interest and dividend income	11,937	10,231
Interest expense:
Interest on deposits	4,670	5,009
Interest on Federal Home Loan Bank advances	1,526	1,454
Total interest expense	6,196	6,463
Net interest income	5,741	3,768
Provision (benefit) for credit losses	(320)	1,162
Net interest income, after provision (benefit) for credit losses	6,061	2,606
Non-interest income:
Customer service fees	191	188
Income on bank owned life insurance	119	117
Gain on marketable equity securities, net	—	171
Loss on sale of securities available for sale	(317)	—
Miscellaneous	59	25
Total non-interest income	52	501
Non-interest expense:
Salaries and employee benefits	2,697	2,263
Occupancy and equipment, net	396	377
Data processing	408	347
Deposit insurance	210	221
Marketing and advertising	184	96
Other general and administrative	900	633
Total non-interest expense	4,795	3,937
Income (loss) before income taxes	1,318	(830)
Provision (benefit) for income taxes	356	(198)
Net income (loss)	$962	$(632)
Share Data:
Average common shares outstanding, basic and diluted	8,964,893	n/a
Basic and diluted net income per share	$0.11	n/a

The accompanying notes are an integral part of these condensed consolidated financial statements.

Winchester Bancorp, Inc. and Subsidiaries

Consolidated Statements of Comprehensive Income (Loss) (unaudited)

	Three months ended
	September 30,
	2025	2024
	(In thousands)
Net income (loss)	$962	$(632)
Other comprehensive income:
Securities available for sale:
Unrealized holding gains	480	744
Reclassification adjustment for losses realized in income	317	—
Net unrealized gains	797	744
Tax effect	(183)	(167)
Net-of-tax amount	614	577
Comprehensive income (loss)	$1,576	$(55)

The accompanying notes are an integral part of these consolidated financial statements.

Winchester Bancorp, Inc. and Subsidiaries

Consolidated Statements of Changes in Stockholders’ Equity (unaudited)

Three Months Ended September 30, 2025 and 2024

	Shares of Common Stock	Common Stock	Additional Paid in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Unearned Compensation ESOP	Total Stockholders' Equity
	(In thousands, except share data)
Balance at June 30, 2025	9,295,376	$93	$39,571	$80,720	$(1,686)	$(3,346)	$115,352
Comprehensive income	—	—	—	962	614	—	1,576
ESOP shares released and committed to be released	—	—	(4)	—	—	68	64
Balance at September 30, 2025	9,295,376	$93	$39,567	$81,682	$(1,072)	$(3,278)	$116,992

	Surplus	Accumulated Other Comprehensive Income (Loss)	Total Surplus
	(In thousands)
Balance at June 30, 2024	$82,094	$(1,806)	$80,288
Comprehensive income (loss)	(632)	577	(55)
Balance at September 30, 2024	$81,462	$(1,229)	$80,233

The accompanying notes are an integral part of these consolidated financial statements.

Winchester Bancorp, Inc. and Subsidiaries

Consolidated Statements of Cash Flows (unaudited)

For the Three Months Ended September 30, 2025 and 2024

	Three months ended
	September 30,
	2025	2024
	(In thousands)
Cash flows from operating activities:
Net income (loss)	$962	$(632)
Adjustments to reconcile net income (loss) to net cash provided (used) by operating activities:
Provision (benefit) for credit losses	(320)	1,162
Net amortization of securities	21	94
Depreciation and amortization	223	209
Increase in cash surrender value of bank owned life insurance	(119)	(117)
Accretion of net deferred loan origination fees	(17)	(41)
Losses on sale of securities available for sale, net	317	—
Gain on marketable equity securities, net	—	(171)
Deferred tax provision	64	—
Net change in:
Accrued interest receivable	(131)	94
Other assets	735	(209)
Accrued expenses and other liabilities	(378)	(723)
Net cash provided (used) by operating activities	1,357	(334)
Cash flows from investing activities:
Activity in securities available for sale:
Maturities, calls and prepayments	1,784	9,714
Sales	7,195	—
Purchases	(15,789)	(6,500)
Activity in securities held to maturity:
Maturities, calls and prepayments	1,516	2,442
Purchases	(4,954)	(5,000)
Purchase of Federal Home Loan Bank stock	(650)	(160)
Loan originations, net of principal payments	(42,422)	(27,501)
(Purchase) disposal of premises and equipment, net	8	(60)
Net cash used by investing activities	(53,312)	(27,065)
Cash flows from financing activities:
Net increase in deposits	37,239	6,886
Net change in short-term Federal Home Loan Bank advances	33,000	3,457
Proceeds from long-term Federal Home Loan Bank advances	—	15,000
Repayment of long-term Federal Home Loan Bank advances	(16,000)	(5,000)
Net increase in mortgagors’ escrow accounts	189	157
Net cash provided by financing activities	54,428	20,500
Net change in cash and cash equivalents	2,473	(6,899)
Cash and cash equivalents at beginning of year	55,244	44,114
Cash and cash equivalents at end of year	$57,717	$37,215
Supplemental cash flow information:
Interest paid on deposits	$4,656	$5,112
Interest paid on Federal Home Loan Bank advances	1,539	1,812
Income taxes paid, net of (refunds)	641	15

The accompanying notes are an integral part of these condensed consolidated financial statements.

Winchester Bancorp, Inc. and Subsidiaries

Notes to Unaudited Consolidated Financial Statements

1.
SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accompanying audited consolidated financial statements of Winchester Bancorp, Inc. (the “Company”), have been prepared in accordance with accounting principles generally accepted in the United States of America (U.S. GAAP) for interim information. Accordingly, they do not include all the information and footnote disclosures required by GAAP for complete financial statements. In the opinion of management, all normal recurring adjustments necessary for a fair presentation of the financial condition and result of operations for the periods have been included.

For additional information and disclosures required under U.S. GAAP, refer to the Company's Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended June 30, 2025.

Certain previously reported amounts have been reclassified to conform with current period's presentation.

Basis of consolidation and presentation

The consolidated financial statements include the accounts of the Company, its wholly owned subsidiary Winchester Savings Bank (the “Bank”) and the Bank's wholly owned subsidiaries, Sachem Holdings, Inc., Aberjona Holdings, Inc., 1871 Company, LLC, and Wedgemere Holdings, LLC. Sachem Holdings, Inc. and Aberjona Holdings, Inc. function as Massachusetts security corporations that buy, sell and hold securities. 1871 Company, LLC's principal activity is holding of bank premises.

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

Reorganization

On December 4, 2024, the Board of Trustees of the Bank adopted a plan of reorganization from a Mutual Savings Bank to a Mutual Holding Company and Plan of Stock Issuance (the "Plan"). The Plan received the required approvals of various regulatory agencies. The Bank’s reorganization and the related stock offering of the Company were consummated on April 30, 2025. The Company sold 3,997,012 shares of common stock at $10.00 per share for gross proceeds of $39,970,000. In connection with the reorganization, the Company also issued 5,112,457 shares of common stock to Winchester Bancorp, MHC, the Company’s mutual holding company parent, and issued 185,907 shares of common stock to the Winchester Savings Bank Charitable Foundation, Inc.

A liquidation account was established by Winchester Bancorp, Inc. for the benefit of eligible account holders equal to the percentage of the shares of common stock issued in the offering to persons other than Winchester Bancorp, MHC multiplied by the net worth of Winchester Savings Bank as of September 30, 2024. In the unlikely event of a complete liquidation of (i) the Bank or (ii) the Bank and the Company, all claims of creditors, including those of depositors, will be paid first. However, except with respect to the liquidation account to be established, a depositor’s claim would be solely for the principal amount of his or her deposit accounts plus accrued interest. Depositors generally would not have an interest in the value of the assets of Winchester Savings Bank or Winchester Bancorp, Inc. above that amount. On any June 30 annual closing date, if the amount in any applicable deposit account is less than the amount in the deposit account as of the close of business on November 30, 2023, or any other annual closing date, then the liquidation account as well as the interest in the liquidation account relating to such deposit account would be reduced from time to time by the proportion of any such reduction, and such interest will cease to exist if such deposit account is closed. In addition, no interest in the liquidation account would ever be increased despite any subsequent increase in the related deposit account.

Use of estimates

In preparing consolidated financial statements in conformity with accounting principles generally accepted in the United States of America, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the consolidated balance sheet and reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The allowance for credit losses is a material estimate that is particularly susceptible to significant change in the near term.

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

Accrued Interest Receivable

The Company elected not to measure an allowance for credit losses for accrued interest receivable and instead elected to reverse interest income on loans or securities that are placed on nonaccrual status, which is generally when the instrument is 90 days past due, or earlier if the Company believes the collection of interest is doubtful. The Company has concluded that this policy results in the timely reversal of uncollectible interest.

Allowance for Credit Losses-Loans

The allowance for credit losses is evaluated on a regular basis by management. This evaluation is inherently subjective as it requires estimates that are susceptible to significant revision as more information becomes available.

For the year ended June 30, 2025, the Company measured the allowance for credit losses using the Scaled CECL Allowance for Losses Estimator (“SCALE”) which has asset size limitations for institutions to use the methodology. Effective July 1, 2025 the Company could not longer use SCALE and changed its Allowance for Credit Loss methodology to use a quantitative Discounted Cash Flow (“DCF”) model combined with the assessment of certain qualitative factors.

Collectively evaluated loans

The allowance for credit losses is established based upon the Company's current estimate of expected lifetime credit losses on loans measured at amortized cost. Credit losses are charged against the allowance when management's assessments confirm that the Company will not collect the full amortized cost basis of a loan. Subsequent recoveries, if any, are credited to the allowance. The Company estimates credit losses for financial assets on a collective basis for loans sharing similar risk characteristics. The Company segments financial assets with similar risk characteristics and has elected to segment its loans based on Federal Call codes used for reporting loans to the Federal Deposit Insurance Corporation as part of the Call Report process. These segments are collectively evaluated for expected credit losses using a quantitative DCF model combined with an assessment of certain qualitative factors designed to address forecast risk and model risk inherent in the quantitative model output. The Company has elected to use this approach because DCF models allow for effective incorporation of a reasonable and supportable forecast in a directionally consistent and objective manner and peer data is available for certain inputs such as the probability of default and the loss given default. The quantitative model utilizes a loss factor based approach to estimate expected credit losses, which are derived from industry peer loss experience. The model estimates expected credit losses using loan level data over the estimated life of the exposure, considering the effect of prepayments. Economic forecasts are incorporated into the estimate over a reasonable and supportable forecast period, beyond which is a reversion to the historical long-run average using the straight-line reversion method. Management periodically evaluates a reasonable and supportable forecast period and a reversion period to be appropriate for purposes of estimating expected credit losses. The qualitative risk factors impacting the expected risk of loss within the portfolio include the following:

•
changes in the Company’s loan policies, procedures and strategies;
•
changes in international, national, regional, and local economic and business conditions;
•
changes in the nature and volume of the portfolio and terms of loans;
•
changes in experience, depth, and ability of lending management;
•
changes in the volume, trend, and severity of past due financial assets;
•
changes in the quality of the organization’s loan review system;
•
changes in the value of underlying collateral for collateral-dependent loans;
•
the existence and effect of any concentrations of credit, and changes in the level of such concentrations; and
•
the effect of competition and legal/regulatory requirements on the portfolio.

Individually Evaluated Loans

Loans that do not share similar risk characteristics with any pools of assets are subject to individual evaluation and are removed from the collectively assessed pools to avoid double counting. This includes loans on non-accrual and loans that are 90 days or greater past due. For the loans that will be individually evaluated, the Company will use either a discounted cash flow ("DCF") approach or a fair value of collateral approach. The latter approach will be used for loans that are collateral dependent, that is, when the borrower is experiencing financial difficulty and repayment is expected to be provided substantially through the operation or sale of the collateral, expected credit losses are based on fair value of the collateral at the reporting date, adjusted for selling costs as appropriate.

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

Allowance for Credit Losses- Off-Balance Sheet Credit Exposures

The Company has off-balance sheet financial instruments, which include commitments to extend credit, standby letters of credit and commercial letters of credit. The Company estimates expected credit losses over the contractual period in which the Company is exposed to risk via a contractual obligation to extend credit, unless that obligation is unconditionally cancellable by the Company.

The Company’s allowance for credit losses on off-balance sheet credit exposures is recognized as a liability in accrued expenses and other liabilities on the consolidated balance sheets, with adjustments to the reserve recognized in the provision for credit losses in the consolidated statements of operations. The credit risk associated with these commitments is evaluated in a manner similar to the allowance for credit losses on loans with an additional assumption of probability of funding.

Derivatives and Hedging

The Company follows Accounting Standards Codification (“ASC”) Topic 815, Derivatives and Hedging, with regard to disclosure requirements for derivatives and hedging activities, with the intent to provide users of financial statements with an enhanced understanding of: (a) how and why an entity uses derivative instruments, (b) how the entity accounts for derivative instruments and related hedged items, and (c) how derivative instruments and related hedged items affect an entity’s financial position and performance. Qualitative disclosures explain the Company’s objectives and strategies for using derivatives, and quantitative disclosures are made regarding the fair value of, and gains and losses on, derivative instruments, and about credit-risk-related contingent features in derivative instruments.

As required by ASC 815, the Company reports all derivatives on its balance sheet at fair value. The accounting for changes in the fair value of derivatives depends on the intended use of the derivative, whether the Company has elected to designate a derivative in a hedging relationship and apply hedge accounting, and whether the hedging relationship has satisfied the criteria necessary to apply hedge accounting.

Derivatives designated and qualifying as a hedge of the exposure to changes in the fair value of an asset, liability, or firm commitment attributable to a particular risk, such as interest rate risk, are considered fair value hedges. Derivatives designated and qualifying as a hedge of the exposure to variability in expected future cash flows, or other types of forecasted transactions, are considered cash flow hedges. In a fair value hedge, hedge accounting generally provides for the matching of the timing of gain or loss recognition on the hedging instrument with the recognition of the changes in the fair value of the hedged asset or liability that are attributable to the hedged risk.

Recent accounting pronouncements

Management has not identified any Accounting Standards Updates that have been issued but are not yet effective and could have a significant impact on the Company’s financial reporting or disclosure requirements.

2.
SECURITIES

The amortized cost and fair value of available for sale and held to maturity securities, at September 30, 2025 and June 30, 2025, with gross unrealized gains and losses, follows:

	September 30, 2025
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In thousands)
Securities Available for Sale
U.S. Government agency and U.S. Government- sponsored enterprise obligations	$13,282	$10	$(30)	$13,262
U.S. Government agency and U.S. Government- sponsored enterprise residential mortgage- backed securities	31,386	470	(2)	31,854
Corporate bonds and obligations	10,441	—	(825)	9,616
Total securities available for sale	$55,109	$480	$(857)	$54,732
Securities Held to Maturity
U.S. Government and U.S. Government-sponsored enterprise obligations	$30,720	$10	$(850)	$29,880
U.S. Government agency and U.S. Government- sponsored enterprise residential mortgage- backed securities	18,682	154	(187)	18,649
Corporate bonds and obligations	9,288	—	(834)	8,454
Municipal bonds	1,933	290	(79)	2,144
Total securities held to maturity	$60,623	$454	$(1,950)	$59,127

	June 30, 2025
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In thousands)
Securities Available for Sale
U.S. Government agency and U.S. Government- sponsored enterprise obligations	$8,000	$1	$(39)	$7,962
U.S. Government agency and U.S. Government- sponsored enterprise residential mortgage- backed securities	22,485	119	(37)	22,567
Corporate bonds and obligations	17,988	—	(1,218)	16,770
Total securities available for sale	$48,473	$120	$(1,294)	$47,299
Securities Held to Maturity
U.S. Government and U.S. Government-sponsored enterprise obligations	$28,721	$2	$(1,034)	$27,689
U.S. Government agency and U.S. Government- sponsored enterprise residential mortgage- backed securities	17,233	82	(244)	17,071
Corporate bonds and obligations	9,312	—	(885)	8,427
Municipal bonds	1,945	282	(91)	2,136
Total securities held to maturity	$57,211	$366	$(2,254)	$55,323

The amortized cost and fair value of debt securities by contractual maturity at September 30, 2025 are shown as follows. Expected maturities may differ from contractual maturities because the issuers, in certain instances, have the right to call or prepay obligations with or without call or prepayment penalties.

	Available for Sale		Held to Maturity
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(In thousands)
Within 1 year	$—	$—	$2,456	$2,439
Over 1 year through 5 years	9,421	8,686	27,931	26,693
Over 5 years through 10 years	14,302	14,192	1,559	1,385
Over 10 years	—	—	9,995	9,961
	23,723	22,878	41,941	40,478
U.S. Government agency and U.S. Government- sponsored enterprise residential mortgage- backed securities	31,386	31,854	18,682	18,649
Total securities	$55,109	$54,732	$60,623	$59,127

During the three months ended September 30, 2025, the Company sold $7,195,000 of available for sale securities resulting in gross realized losses of $317,000. There were no realized losses on securities for the three months ended September 30, 2024.

Allowance for Credit Losses-Securities

Available for sale (AFS) and held to maturity (HTM) securities, which are issued by the U. S. Treasury or are guaranteed by government agencies do not currently have an allowance for credit loss as the Company determined these securities are either backed by the full faith and credit of the U.S. government and/or there is an unconditional commitment to make interest payments and to return the principal investment in full to investors when a debt security reaches maturity. In assessing the Company’s investments in government-sponsored and U.S. government guaranteed mortgage-backed securities and government-sponsored enterprise obligations, the contractual cash flows of these investments are guaranteed by the respective government-sponsored enterprise. Accordingly, it is expected that the securities would not be settled at a price less than the par value of the Company’s investments. The Company will evaluate this position no less than annually, however, certain items which may cause the Company to change this methodology include legislative changes that reduce or eliminate the U.S. government’s implicit guarantee on such securities. Any expected credit losses would be presented as an allowance for credit loss. For corporate and municipal bonds, whether they are AFS or HTM, a probability of default and a loss given default analysis is performed to determine whether an allowance for credit losses is needed. There was no allowance for credit losses established on AFS or HTM securities during the three months ended September 30, 2025.

Information pertaining to securities with gross unrealized losses at September 30, 2025 and June 30, 2025, aggregated by investment category and length of time that individual securities have been in a continuous loss position, follows:

	Less Than Twelve Months		Twelve Months or Over
	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value
		(In thousands)
September 30, 2025
Securities Available for Sale
U.S. Government and U.S. Government- sponsored enterprise obligations	$30	$7,255	$—	$—
U.S. Government agency and U.S. Government- sponsored enterprise residential mortgage- backed securities	—	—	2	93
Corporate bonds and obligations	—	—	825	9,616
Total securities available for sale	$30	$7,255	$827	$9,709
Securities Held to Maturity
U.S. Government and U.S. Government-sponsored enterprise obligations	$12	$5,485	$838	$22,386
U.S. Government agency and U.S. Government- sponsored enterprise residential mortgage- backed securities	3	2,504	184	2,819
Corporate bonds and obligations	—	—	834	8,455
Municipal bonds	—	—	79	1,144
Total securities held to maturity	$15	$7,989	$1,935	$34,804

	Less Than Twelve Months		Twelve Months or Over
	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value
		(In thousands)
June 30, 2025
Securities Available for Sale
U.S. Government and U.S. Government- sponsored enterprise obligations	$39	$6,961	$—	$—
U.S. Government agency and U.S. Government- sponsored enterprise residential mortgage- backed securities	29	6,697	8	2,438
Corporate bonds and obligations	—	—	1,218	16,770
Total securities available for sale	$68	$13,658	$1,226	$19,208
Securities Held to Maturity
U.S. Government and U.S. Government-sponsored enterprise obligations	$19	$2,981	$1,015	$22,209
U.S. Government agency and U.S. Government- sponsored enterprise residential mortgage- backed securities	20	6,297	224	3,177
Corporate bonds and obligations	—	—	885	8,427
Municipal bonds	—	—	91	1,136
Total securities held to maturity	$39	$9,278	$2,215	$34,949

The Company monitors the credit quality of securities through the use of credit ratings. Management evaluates debt securities for impairment at least quarterly, and more frequently when economic or market concerns warrant such evaluation.

At September 30, 2025, 103 debt securities have unrealized losses with aggregate depreciation of 4.48% of the Company’s amortized cost basis. The decline in market value is attributable to changes in interest rates and not to credit quality, and the Company currently does not believe it is probable that it will be unable to collect all amounts due according to the contractual terms of the investments. Therefore, it is expected that the securities would not be settled at a price less than the par value of the investment. Because the Company does not intend to sell the securities and it is not “more likely than not” that the Company will be required to sell the securities before recovery of their amortized cost bases, which may be maturity, the Company does not consider these securities to be impaired at September 30, 2025.

Accrued Interest Receivable

There were no write offs during the three months ended September 30, 2025 and the year ended June 30, 2025. The balance of accrued interest receivable on investments was $819,000 and $857,000 at September 30, 2025 and June 30, 2025, respectively.

3.
LOANS

A summary of the balances of loans follows:

	September 30,	June 30,
	2025	2025
	(In thousands)
Mortgage loans:
Residential real estate	$363,496	$357,748
Commercial real estate	115,633	102,270
Multi-family	173,809	166,691
Construction	111,430	95,941
Home equity loans and lines-of-credit	27,126	26,786
Total mortgage loans	791,494	749,436
Commercial loans	4,135	4,335
Consumer loans	530	339
Total loans	796,159	754,110
Allowance for credit losses	(4,356)	(4,151)
Net deferred loan origination costs	1,381	1,261
Loans, net	$793,184	$751,220

The Company has sold mortgage loans in the secondary mortgage market and has retained the servicing responsibility and receives fees for the services provided. Total loans serviced for others at September 30, 2025 and June 30, 2025 amounted to $22.1 million and $22.4 million, respectively, and are not included on the accompanying consolidated balance sheets.

Activity in the allowance for credit losses, by segment, for the three months ended September 30, 2025 follows:

	Residential Real Estate	Commercial Real Estate	Multi-family	Construction	Home Equity	Commercial	Consumer	Unallocated	Total
	(In thousands)
Allowance for credit losses-loans
Balance at June 30, 2025	$1,510	$579	$944	$705	$113	$298	$2	$—	$4,151
Provision (benefit) for credit losses	48	203	165	62	(11)	9	(1)	—	475
Loans charged-off	—	—	—	—	—	(270)	—	—	(270)
Recoveries	—	—	—	—	—	—	—	—	—
Balance at September 30, 2025	$1,558	$782	$1,109	$767	$102	$37	$1	$—	$4,356

	Residential Real Estate	Commercial Real Estate	Multi-family	Construction	Home Equity	Commercial	Consumer	Unallocated	Total
	(In thousands)
Allowance for off balance sheet credit exposures
Balance at June 30, 2025	$60	$16	$25	$1,067	$4	$14	$—	$—	$1,186
Provision (benefit) for credit losses	(58)	(11)	(24)	(752)	59	(9)	—	—	(795)
Balance at September 30, 2025	$2	$5	$1	$315	$63	$5	$—	$—	$391

The increase in the allowance for credit losses on loans during the three months ended September 30, 2025 was due to the change in methodology and overall growth in the loan portfolio. The decrease in the allowance for credit losses for the off balance sheet credit exposures was due to the change in methodology and a decrease in unadvanced credit lines.

The allowance for credit losses, by loan segment, at September 30, 2025 and June 30, 2025 follows:

	Residential Real Estate	Commercial Real Estate	Multi-family	Construction	Home Equity	Commercial	Consumer	Unallocated	Total
	(In thousands)
September 30, 2025
Allowance for individually evaluated loans	$—	$—	$—	$—	$—	$—	$—	$—	$—
Allowance for collectively evaluated loans	1,558	782	1,109	767	102	37	1	—	4,356
Total allowance for credit losses	$1,558	$782	$1,109	$767	$102	$37	$1	$—	$4,356
Individually evaluated loans	$773	$1,166	$—	$—	$—	$—	$—		$1,939
Collectively evaluated loans	362,723	114,467	173,809	111,430	27,126	4,135	530		794,220
Total loans	$363,496	$115,633	$173,809	$111,430	$27,126	$4,135	$530		$796,159

	Residential Real Estate	Commercial Real Estate	Multi-family	Construction	Home Equity	Commercial	Consumer	Unallocated	Total
	(In thousands)
June 30, 2025
Allowance for individually evaluated loans	$—	$—	$—	$—	$—	$270	$—	$—	$270
Allowance for collectively evaluated loans	1,510	579	944	705	113	28	2	—	3,881
Total allowance for credit losses	$1,510	$579	$944	$705	$113	$298	$2	$—	$4,151
Individually evaluated loans	$741	$1,166	$—	$—	$—	$270	$—		$2,177
Collectively evaluated loans	357,007	101,104	166,691	95,941	26,786	4,065	339		751,933
Total loans	$357,748	$102,270	$166,691	$95,941	$26,786	$4,335	$339		$754,110

Activity in the allowance for credit losses, by segment, for the three months ended September 30, 2024 follows:

	Residential Real Estate	Commercial Real Estate	Multi-family	Construction	Home Equity	Commercial	Consumer	Unallocated	Total
	(In thousands)
Allowance for credit losses-loans
Balance at June 30, 2024	$1,292	$485	$710	$778	$102	$39	$9	$36	$3,451
Provision (benefit) for credit losses	57	44	(30)	(58)	(1)	1,271	(4)	(6)	1,273
Loans charged-off	—	(85)	—	—	—	(1,280)	—	—	(1,365)
Recoveries	—	—	—	—	—	—	—	—	—
Balance at September 30, 2024	$1,349	$444	$680	$720	$101	$30	$5	$30	$3,359
									$—
	Residential Real Estate	Commercial Real Estate	Multi-family	Construction	Home Equity	Commercial	Consumer	Unallocated	Total
	(In thousands)
Allowance for off balance sheet credit exposures
Balance at June 30, 2024	$47	$9	$14	$937	$4	$16	$—	$161	$1,188
Provision for credit losses	(9)	(3)	(4)	68	(1)	(1)	—	(161)	(111)
Balance at September 30, 2024	$38	$6	$10	$1,005	$3	$15	$—	$—	$1,077

The following is a summary of past due and non-accrual loans at September 30, 2025 and June 30, 2025:

	30-59 Days Past Due	60-89 Days Past Due	90 Days or Greater Past Due	Total Past Due	Loans on Non-accrual
	(In thousands)
September 30, 2025
Residential real estate	$—	$267	$340	$607	$773
Commercial real estate	—	—	1,166	1,166	1,166
Total	$—	$267	$1,506	$1,773	$1,939

	30-59 Days Past Due	60-89 Days Past Due	90 Days or Greater Past Due	Total Past Due	Loans on Non-accrual
	(In thousands)
June 30, 2025
Residential real estate	$—	$—	$340	$340	$777
Commercial real estate	—	—	1,166	1,166	1,166
Commercial	—	—	270	270	270
Total	$—	$—	$1,776	$1,776	$2,213

There are no loans 90 days or greater past due and still accruing at September 30, 2025 and June 30, 2025. The balance of accrued interest receivable on loans was $2.4 million at each of September 30, 2025 and June 30, 2025. There was $30,000 of accrued interest reversed on non-accrual loans during the three months ended September 30, 2024. There was no accrued interest reversed during the three months ended September 30, 2025.

No additional funds are committed to be advanced in connection with the individually evaluated loans. There were no loan modifications to borrowers experiencing financial difficulty during the three months ended September 30, 2025 and the year ended June 30, 2025.

Credit quality information

The Company has a ten-grade internal loan rating system for commercial real estate, multi-family, commercial, and construction loans as follows:

•
Loans rated in the first six grades 1-6 are considered “pass” rated loans with low to average risk.

•
Loans rated 7 are considered “watch.” These loans are starting to show signs of potential weakness and are being closely monitored by management.
•
Loans rated 8 are considered “substandard.” Generally, a loan is considered substandard if it is inadequately protected by the current net worth and paying capacity of the obligors and/or the collateral pledged. There is a distinct possibility that the Company will sustain some loss if the weakness is not corrected.
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

On a periodic basis, management formally reviews the ratings on all commercial real estate, multi-family, commercial, and construction loans. Annually, the Company engages an independent third party to review a significant portion of the loans within these segments. Management uses the results of these reviews as part of its internal review process.

Credit quality for residential real estate, home equity loans and lines-of-credit, and consumer loans is determined by monitoring delinquency reports and loan payment history, and through on-going communication with customers.

The following table presents the Company’s risk rated loans by year of origination and gross write-offs at and for the three months ended September 30, 2025:

	As of September 30, 2025
	Loans amortized cost basis by origination year
Rating:	2025	2024	2023	2022	2021	Prior	Total
	(In thousands)
Residential Real Estate:
1-6 (Pass)	$50,112	$37,376	$40,801	$50,493	$74,980	$108,829	$362,591
7 (Watch)	—	—	—	—	—	565	565
8 (Substandard)	—	—	—	—	—	340	340
9 (Doubtful)	—	—	—	—	—	—	—
10 (Loss)	—	—	—	—	—	—	—
Total	$50,112	$37,376	$40,801	$50,493	$74,980	$109,734	$363,496
Current-period gross write-offs	$—	$—	$—	$—	$—	$—	$—
Commercial Real Estate:
1-6 (Pass)	$61,157	$—	$—	$16,735	$—	$35,901	$113,793
7 (Watch)	—	—	—	—	—	599	599
8 (Substandard)	—	—	—	—	—	75	75
9 (Doubtful)	—	—	—	—	—	1,166	1,166
10 (Loss)	—	—	—	—	—	—	—
Total	$61,157	$—	$—	$16,735	$—	$37,741	$115,633
Current-period gross write-offs	$—	$—	$—	$—	$—	$—	$—
Multi-family:
1-6 (Pass)	$32,578	$6,971	$61,301	$30,576	$17,916	$24,467	$173,809
7 (Watch)	—	—	—	—	—	—	—
8 (Substandard)	—	—	—	—	—	—	—
9 (Doubtful)	—	—	—	—	—	—	—
10 (Loss)	—	—	—	—	—	—	—
Total	$32,578	$6,971	$61,301	$30,576	$17,916	$24,467	$173,809
Current-period gross write-offs	$—	$—	$—	$—	$—	$—	$—
Construction:
1-6 (Pass)	$27,370	$41,812	$42,125	$—	$—	$123	$111,430
7 (Watch)	—	—	—	—	—	—	—
8 (Substandard)	—	—	—	—	—	—	—
9 (Doubtful)	—	—	—	—	—	—	—
10 (Loss)	—	—	—	—	—	—	—
Total	$27,370	$41,812	$42,125	$—	$—	$123	$111,430
Current-period gross write-offs	$—	$—	$—	$—	$—	$—	$—
Home equity loans and lines-of-credit:
1-6 (Pass)	$3,239	$2,767	$3,490	$4,913	$3,534	$9,183	$27,126
7 (Watch)	—	—	—	—	—	—	—
8 (Substandard)	—	—	—	—	—	—	—
9 (Doubtful)	—	—	—	—	—	—	—
10 (Loss)	—	—	—	—	—	—	—
Total	$3,239	$2,767	$3,490	$4,913	$3,534	$9,183	$27,126
Current-period gross write-offs	$—	$—	$—	$—	$—	$—	$—
Commercial:
1-6 (Pass)	$9	$—	$484	$2,113	$98	$1,431	$4,135
7 (Watch)	—	—	—	—	—	—	—
8 (Substandard)	—	—	—	—	—	—	—
9 (Doubtful)	—	—	—	—	—	—	—
10 (Loss)	—	—	—	—	—	—	—
Total	$9	$—	$484	$2,113	$98	$1,431	$4,135
Current-period gross write-offs	$—	$270	$—	$—	$—	$—	$270
Consumer:
1-6 (Pass)	$311	$13	$—	$72	$28	$106	$530
7 (Watch)	—	—	—	—	—	—	—
8 (Substandard)	—	—	—	—	—	—	—
9 (Doubtful)	—	—	—	—	—	—	—
10 (Loss)	—	—	—	—	—	—	—
Total	$311	$13	$—	$72	$28	$106	$530
Current-period gross write-offs	$—	$—	$—	$—	$—	$—	$—

The following table presents the Bank’s risk rated loans by year of origination and gross write-offs at and for the year ended June 30, 2025:

	As of June 30, 2025
	Loans amortized cost basis by origination year
Rating:	2025	2024	2023	2022	2021	Prior	Total
	(In thousands)
Residential Real Estate:
1-6 (Pass)	$42,577	$40,068	$45,204	$50,964	$80,363	$97,661	$356,837
7 (Watch)	—	—	—	—	—	571	571
8 (Substandard)	—	—	—	—	—	340	340
9 (Doubtful)	—	—	—	—	—	—	—
10 (Loss)	—	—	—	—	—	—	—
Total	$42,577	$40,068	$45,204	$50,964	$80,363	$98,572	$357,748
Current-period gross write-offs	$—	$—	$—	$—	$—	$—	$—
Commercial Real Estate:
1-6 (Pass)	$16,761	$7,748	$26,080	$16,091	$696	$33,046	$100,422
7 (Watch)	—	—	—	—	—	606	606
8 (Substandard)	—	—	—	—	—	76	76
9 (Doubtful)	—	—	—	—	—	1,166	1,166
10 (Loss)	—	—	—	—	—	—	—
Total	$16,761	$7,748	$26,080	$16,091	$696	$34,894	$102,270
Current-period gross write-offs	$—	$—	$—	$—	$—	$85	$85
Multi-family:
1-6 (Pass)	$31,823	$6,960	$59,122	$29,416	$21,366	$18,004	$166,691
7 (Watch)	—	—	—	—	—	—	—
8 (Substandard)	—	—	—	—	—	—	—
9 (Doubtful)	—	—	—	—	—	—	—
10 (Loss)	—	—	—	—	—	—	—
Total	$31,823	$6,960	$59,122	$29,416	$21,366	$18,004	$166,691
Current-period gross write-offs	$—	$—	$—	$—	$—	$—	$—
Construction:
1-6 (Pass)	$23,129	$34,068	$35,878	$—	$—	$147	$93,222
7 (Watch)	—	—	2,719	—	—	—	2,719
8 (Substandard)	—	—	—	—	—	—	—
9 (Doubtful)	—	—	—	—	—	—	—
10 (Loss)	—	—	—	—	—	—	—
Total	$23,129	$34,068	$38,597	$—	$—	$147	$95,941
Current-period gross write-offs	$—	$—	$—	$—	$—	$—	$—
Home equity loans and lines-of-credit:
1-6 (Pass)	$3,554	$2,975	$4,325	$4,147	$3,307	$8,478	$26,786
7 (Watch)	—	—	—	—	—	—	—
8 (Substandard)	—	—	—	—	—	—	—
9 (Doubtful)	—	—	—	—	—	—	—
10 (Loss)	—	—	—	—	—	—	—
Total	$3,554	$2,975	$4,325	$4,147	$3,307	$8,478	$26,786
Current-period gross write-offs	$—	$—	$—	$—	$—	$—	$—
Commercial:
1-6 (Pass)	$—	$—	$1,551	$986	$—	$1,528	$4,065
7 (Watch)	—	—	—	—	—	—	—
8 (Substandard)	—	—	—	—	—	—	—
9 (Doubtful)	—	270	—	—	—	—	270
10 (Loss)	—	—	—	—	—	—	—
Total	$—	$270	$1,551	$986	$—	$1,528	$4,335
Current-period gross write-offs	$—	$1,330	$—	$—	$—	$—	$1,330
Consumer:
1-6 (Pass)	$21	$11	$81	$51	$44	$131	$339
7 (Watch)	—	—	—	—	—	—	—
8 (Substandard)	—	—	—	—	—	—	—
9 (Doubtful)	—	—	—	—	—	—	—
10 (Loss)	—	—	—	—	—	—	—
Total	$21	$11	$81	$51	$44	$131	$339
Current-period gross write-offs	$—	$—	$—	$—	$—	$—	$—

4. MINIMUM REGULATORY CAPITAL REQUIREMENTS

Effective January 1, 2020, the Bank elected to comply with the community bank leverage ratio framework issued by the federal banking agencies. The framework provides for a simple measure of capital adequacy, calculated as Tier 1 capital divided by average total consolidated assets, which is consistent with how the Bank currently calculates its leverage ratio. Under this framework, a bank that maintains a community bank leverage ratio of greater than 9% is considered to have satisfied the risk-based and leverage capital ratios. As of September 30, 2025 and June 30, 2025, the Bank met the minimum requirement with a community bank leverage ratio of 10.52% and 10.48%, respectively. As a small bank holding company, the Company is exempt from required minimum regulatory capital requirements.

5. FAIR VALUES OF ASSETS AND LIABILITIES

Determination of fair value

The Company uses fair value measurements to record fair value adjustments to certain assets. Fair value is the price that would be received to sell an asset in an orderly transaction between market participants at the measurement date. Fair value is best determined based upon quoted market prices. However, in some instances, quoted market prices may not be available. In cases where quoted market prices are not available, fair values are based on estimates using present value or other valuation techniques, including collateral value. Those techniques are significantly affected by the assumptions used, including the discount rate and estimates of future cash flows. Accordingly, the fair value estimates may not be realized in an immediate settlement of the assets.

Financial instruments measured at fair value on a recurring basis

Financial instruments measured at fair value on a recurring basis are summarized below. There are no liabilities measured at fair value on recurring basis at June 30, 2025.

	September 30, 2025
				Total
	Level 1	Level 2	Level 3	Fair Value
	(In thousands)
Assets
Debt securities available for sale	$—	$54,732	$—	$54,732
Derivative assets	—	132	—	132
Total	$—	$54,864	$—	$54,864
Liabilities
Derivative liabilities	$—	$137	$—	$137

	June 30, 2025
				Total
	Level 1	Level 2	Level 3	Fair Value
Assets	(In thousands)
Debt securities available for sale	$—	$47,299	$—	$47,299
Total	$—	$47,299	$—	$47,299

The following methods and assumptions were used by the Company in estimating fair value:

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

FHLB Stock– The fair value of FHLB stock approximates the carrying amount based on the redemption provisions of the FHLB. These assets were classified as Level 2.

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

Deposits– The fair value of deposits is valued using a replacement cost of funds approach and discounted to the market rates and based on weighted remaining maturity for maturing deposits. Deposits were classified as Level 3 since the valuation methodology utilizes significant unobservable inputs.

FHLB Advances – The fair value of the FHLB Advances approximates carrying amount of these liabilities were classified as Level 2.

Accrued Interest Payable and Mortgagor's escrow accounts – For these financial instruments, which have original maturities of 90 days or less, their carrying amounts reported in the Consolidated Balance Sheets approximate fair value. These liabilities were classified as Level 2.

Derivative Instruments – The fair value of derivative instruments are estimated using a third-party derivative valuation expert who relies on Level 2 inputs, mainly interest cash flow models to determine value by calculation a settlement termination value with the counterparty.

Assets measured at fair value on a non-recurring basis

The Company may also be required, from time to time, to measure certain other assets and liabilities at fair value on a non-recurring basis in accordance with generally accepted accounting principles.

These adjustments to fair value usually result from application of lower-of-cost-or-market accounting or write-downs of individual assets. There were no assets or liabilities measured at fair value on a non-recurring basis at September 30, 2025 or June 30, 2025.

Summary of Fair Values of Financial Instruments

The estimated fair values, and related carrying amounts, of the Bank’s financial instruments are as follows. Certain financial instruments and all non-financial instruments are exempt from disclosure requirements. Accordingly, the aggregate fair value amounts presented herein do not represent the underlying fair value of the Company.

	Carrying	Fair Value
	Amount	Level 1	Level 2	Level 3
	(In Thousands)
September 30, 2025
Financial assets:
Cash and cash equivalents	$57,717	$57,717	$—	$—
Securities available for sale	54,732	—	54,732	—
Securities held to maturity	60,623	—	59,127	—
Federal Home Loan Bank stock	6,928	—	6,928	—
Derivative assets	132		132
Loans, net	793,184	—	—	766,548
Accrued interest receivable	3,458	—	3,458	—
Financial liabilities:
Deposits	716,423	—	—	684,300
Federal Home Loan Bank advances	164,000	—	164,339	—
Mortgagors’ escrow accounts	1,946	—	1,946	—
Accrued interest payable	539	—	539	—
Derivative liabilities	137	—	137	—
June 30, 2025
Financial assets:
Cash and cash equivalents	$55,244	$55,244	$—	$—
Securities available for sale	47,299	—	47,299	—
Securities held to maturity	57,211	—	55,323	—
Federal Home Loan Bank stock	6,278	—	6,278	—
Loans, net	751,220	—	—	719,669
Accrued interest receivable	3,327	—	3,327	—
Financial liabilities:
Deposits	679,182	—	—	644,452
Federal Home Loan Bank advances	147,000	—	147,082	—
Mortgagors’ escrow accounts	1,756	—	1,756	—
Accrued interest payable	538	—	538	—

6. DERIVATIVES AND HEDGING ACTIVITIES

The Company is exposed to changes in the fair value of certain of its pools of fixed-rate assets due to changes in benchmark interest rates. In the current quarter, the Company entered into an interest rate swap agreement to manage its exposure to changes in the fair value of these instruments attributable to changes in the designated benchmark interest rate. The interest rate swap agreement is designated as a fair value hedge and involves the payment of fixed-rate amounts to a counterparty in exchange for the Company receiving variable-rate payments over the life of the agreement without the exchange of the underlying notional amount. For derivatives designated and that qualify as fair value hedges, the gain or loss on the derivative as well as the offsetting loss or gain on the hedged item attributable to the hedged risk are recognized in interest income.

Interest Rate Swaps

An interest rate swap is an agreement whereby one party agrees to pay a floating rate of interest on a notional principal amount in exchange for receiving a fixed rate of interest on the same notional amount, for a predetermined period of time, from a second party. The amounts relating to the notional principal amount are not actually exchanged. The Company has entered into an interest rate swap in which it pays fixed and receives floating rate interest in order to manage its interest rate risk exposure to the changes in fair value on certain fixed-rate investments. For interest rate swaps that are accounted for as fair value hedges, changes in fair value are included in net income. The following table reflects the Company’s derivative position for an interest rate swap which qualifies as fair value hedges for accounting purposes as of September 30, 2025:

			Weighted Average Rate
	Notional Amount	Weighted Average Maturity	Fixed Rate Paid	Current SOFR Rate Received	Fair Value
	(in thousands)	(in years)			(in thousands)
Interest rate swap on investments	9,833	7.9 yrs	3.74%	4.31%	$132

The table below presents the fair value of the Company’s derivative financial instrument, as well as the classification on the Consolidated Balance Sheet as of September 30, 2025:

	Asset Derivatives		Liability Derivatives
	Balance Sheet	Fair Value at	Balance Sheet	Fair Value at
	Location	September 30, 2025	Location	September 30, 2025
(in thousands)
Interest rate swap on investments	Securities	$132	Other Liabilities	$137

The Company has an agreement with its derivative counterparty that contains a provision where if the Company defaults (or is capable of being declared in default) on any of its indebtedness, then the Company could also be declared in default on its derivative obligations, and it could be required to terminate its derivative positions with the counterparty. In order to mitigate counterparty default risk in conjunction with its derivative contract, the Company was required to maintain $200,000 of collateral in a deposit account with the counterparty as of September 30, 2025.

Should a counterparty fail to perform under the terms of a derivative contract, the Company’s credit exposure on interest rate swaps is limited to the net positive fair value and accrued interest of the swap plus any initial margin collateral posted. The Company seeks to minimize counterparty credit risk through credit approvals, limits, monitoring procedures, and obtaining collateral, where appropriate. As such, management believes the risk of incurring credit losses on the derivative contract with the counterparty is remote.

7. EARNINGS PER SHARE (EPS)

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

There were no securities that had a dilutive effect during the three months ended September 30, 2025, and therefore the weighted-average common shares outstanding used to calculate both basic and diluted EPS are the same. Unallocated ESOP shares are not deemed outstanding for earnings per share calculations. For the three months ended September 30, 2025, there were no anti-dilutive shares. Earnings per share data is not applicable for the three months ended September 30, 2024 as the Company had no shares outstanding.

For the Three Months Ended
September 30,
2025
(Dollars in thousands)
Net income applicable to common shares	$962

Average number of common shares outstanding	9,295,376
Less: average unallocated ESOP shares	330,483
Average number of common shares outstanding used to calculate basic and diluted EPS	8,964,893
Net income per common share:
Basic and diluted	$0.11

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

General

Management’s discussion and analysis of financial condition and results of operations at September 30, 2025 and June 30, 2025 and for the three months ended September 30, 2025 and 2024 is intended to assist in understanding the financial condition and results of operations of the Company. The information contained in this section should be read in conjunction with the unaudited financial statements and the notes thereto appearing in Part I, Item 1, of this Quarterly Report on Form 10-Q.

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

Allowance for Credit Losses on Loans. The allowance for credit losses is established based upon the Company's current estimate of expected lifetime credit losses on loans measured at amortized cost. Credit losses are charged against the allowance when management's assessments confirm that the Company will not collect the full amortized cost basis of a loan. Subsequent recoveries, if any, are credited to the allowance. The Company estimates credit losses for financial assets on a collective basis for loans sharing similar risk characteristics. The Company segments financial assets with similar risk characteristics and has elected to segment its loans based on Federal Call codes used for reporting loans to the Federal Deposit Insurance Corporation as part of the Call Report process. These segments are collectively evaluated for expected credit losses using a quantitative Discounted Cash Flow ("DCF") model combined with an assessment of certain qualitative factors designed to address forecast risk and model risk inherent in the quantitative model output. The Company has elected to use this approach because DCF models allow for effective incorporation of a reasonable and supportable forecast in a directionally consistent and objective manner and peer data is available for certain inputs such as the probability of default and the loss given default. The quantitative model utilizes a loss factor based approach to estimate expected credit losses, which are derived from industry peer loss experience. The model estimates expected credit losses using loan level data over the estimated life of the exposure, considering the effect of prepayments. Economic forecasts are incorporated into the estimate over a reasonable and supportable forecast period, beyond which is a reversion to the historical long-run average using the straight-line reversion method. Management periodically evaluates a reasonable and supportable forecast period and a reversion period to be appropriate for purposes of estimating expected credit losses. The qualitative risk factors impacting the expected risk of loss within the portfolio include the following:

•
changes in the Company’s loan policies, procedures and strategies;
•
changes in international, national, regional, and local economic and business conditions;
•
changes in the nature and volume of the portfolio and terms of loans;
•
changes in experience, depth, and ability of lending management;
•
changes in the volume, trend, and severity of past due financial assets;
•
changes in the quality of the organization’s loan review system;
•
changes in the value of underlying collateral for collateral-dependent loans;
•
the existence and effect of any concentrations of credit, and changes in the level of such concentration; and
•
the effect of competition and legal/regulatory requirements on the portfolio.

The allowance for credit losses on loans is evaluated on a regular basis by management. This evaluation is inherently subjective as it requires estimates that are susceptible to significant revision as more information becomes available. For example, an increase of 25 basis points as to our lifetime loss rate for qualitative factors for all loan categories at September 30, 2025 would have increased our allowance for credit losses on loans at that date to $6.3 million from $4.4 million.

Loans that do not share similar risk characteristics with any pools of assets are subject to individual evaluation and are removed from the collectively assessed pools to avoid double counting. This includes loans on non-accrual and loans that are 90 days or greater past due. For the loans that will be individually evaluated, the Company will use either a DCF approach or a fair value of collateral approach. The latter approach will be used for loans that are collateral dependent, that is, when the borrower is experiencing financial difficulty and repayment is expected to be provided substantially through the operation or sale of the collateral, expected credit losses are based on fair value of the collateral at the reporting date, adjusted for selling costs as appropriate.

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

Comparison of Financial Condition at September 30, 2025 and June 30, 2025

Total Assets. Total assets increased $55.8 million, or 5.9%, to $1.0 billion at September 30, 2025, from $949.4 million at June 30, 2025. The increase was primarily due to increases in loans, investment securities, and cash and cash equivalents.

Cash and Cash Equivalents. Cash and cash equivalents increased $2.5 million, or 4.5%, to $57.7 million at September 30, 2025 from $55.2 million at June 30, 2025.

Investment Securities. Investment securities, comprised of both available for sale and held to maturity securities, aggregated $115.4 million at September 30, 2025 compared to $104.5 million at June 30, 2025, as we continued to invest stock offering proceeds into government agency and mortgage backed securities.

Gross Loans. Loans increased $42.0 million, or 5.6%, to $796.2 million at September 30, 2025 compared to $754.1 million at June 30, 2025. The main driver of the new growth was in construction and commercial real estate loans, which increased $15.5 million and $13.4 million, respectively. The multi-family and residential real estate portfolios also increased $7.1 million and $5.7 million, respectively. We remained focused on originating construction, commercial real estate, and multi-family real estate loans as the primary drivers of loan portfolio growth.

Deposits. Deposits increased $37.2 million, or 5.5%, to $716.4 million at September 30, 2025 from $679.2 million at June 30, 2025. The increase was due primarily to an increase in money market accounts, which increased $49.3 million, or 40.4%, to $169.4 million at September 30, 2025 from $120.1 million at June 30, 2025; this was due to the growth in our municipal customer deposits. The offset was due to the certificates of deposit decrease of $8.5 million, or 3.0%, to $274.7 million at September 30, 2025 from $283.2 million at June 30, 2025. All of our deposits are fully insured by the FDIC or the Massachusetts Depositors Insurance Fund.

Borrowings. Borrowings, which consisted solely of Federal Home Loan Bank of Boston advances, increased $17.0 million, or 11.6%, to $164.0 million at September 30, 2025, compared to $147.0 million at June 30, 2025; the increase was used to fund asset growth.

Total Stockholders’ Equity. Total stockholders’ equity increased $1.6 million, and was $117.0 million at September 30, 2025 and $115.4 million at June 30, 2025. Total stockholders’ equity increased due to a $614,000 decrease in accumulated other comprehensive loss to $1.1 million at September 30, 2025, and by net income of $962,000 for the three months ended September 30, 2025.

Comparison of Operating Results for the Three Months Ended September 30, 2025 and 2024

General. We recorded net income of $962,000 and net loss of $632,000 for the three months ended September 30, 2025 and 2024, respectively. The increase in net income was due to an increase in interest and dividend income and a decrease in provision for credit loss expense, partially offset by an increase in operating expense, and a decrease in other income.

Interest and Dividend Income. Interest and dividend income increased $1.7 million, or 16.7%, to $11.9 million for the three months ended September 30, 2025, from $10.2 million for the three months ended September 30, 2024. Interest and fees on loans, which is our primary source of interest income, increased $1.4 million, or 15.4%, to $10.4 million for the three months ended September 30, 2025.

The average balance of loans increased by $74.3 million, or 10.6%, to $775.0 million for the three months ended September 30, 2025, over the average balance for the three months ended September 30, 2024, while the average yield on loans increased by 22 basis points to 5.37% for the three months ended September 30, 2025, from 5.15% for the three months ended September 30, 2024. The increase in the average yield was due to increases in market interest rates as well as a change in the composition of our loan portfolio to include a higher percentage of higher yielding construction and commercial real estate loans, as well as multi-family residential real estate loans. The increase in average balance was due to our continuing to pursue new commercial relationships.

Interest Expense. Total interest expense decreased $267,000, or 4.1%, to $6.2 million for the three months ended September 30, 2025, compared to $6.5 million for the three months ended September 30, 2024. Interest expense on deposits decreased $339,000, or 6.8%, to $4.7 million for the three months ended September 30, 2025, from $5.0 million for the three months ended September 30, 2024. Our average balance of interest-bearing deposits increased $41.4 million, or 7.0%, to $629.5 million, while our average cost of deposits decreased 44 basis points to 2.97% for the three months ended September 30, 2025, from 3.41% for the three months ended September 30, 2024.

Interest expense on Federal Home Loan Bank advances increased $72,000, or 4.9%, to $1.5 million for the three months ended September 30, 2025, from $1.5 million for the three months ended September 30, 2024. Our average balance of Federal Home Loan Bank advances increased $13.3 million, while our average cost of borrowings decreased 22 basis points to 4.32% for the three months ended September 30, 2025, from 4.54% for the three months ended September 30, 2024. The decrease in the Federal Home Loan Bank cost of funds is due to the decrease in advance rates.

Net Interest Income. Net interest income was $5.7 million for the three months ended September 30, 2025, compared to $3.8 million for the three months ended September 30, 2024, as our interest income increased faster than our interest expense. Our interest rate spread increased to 1.96% for the three months ended September 30, 2025 from 1.38% for the three months ended September 30, 2024. Our net interest margin increased to 2.49% for the three months ended September 30, 2025 from 1.84% for the three months ended September 30, 2024

Provision for Credit Losses. Based on an analysis of the factors described in “Critical Accounting Policies—Allowance for Credit Losses,” we recorded a benefit for credit losses of $320,000 for the three months ended September 30, 2025, compared to a provision of $1.2 million for the three months ended September 30, 2024. The provision for credit losses on loans for the three months ended September 30, 2025 was due to an increase in loan balances and the change in ACL methodology, while there was a benefit for credit losses on off balance sheet commitments of $795,000 for the same period, due to the change in ACL methodology and lower off balance sheet commitments.

The allowance for credit losses on loans was $4.4 million at September 30, 2025 and $4.2 million at June 30, 2025, and represented 0.55% of total loans at both September 30, 2025 and June 30, 2025 . The allowance for credit losses for off balance sheet commitments was $391,000 at September 30, 2025 and $1.1 million at June 30, 2025. The benefit for off balance sheet commitments related to the change in ACL methodology and lower balances of loan commitments as the commitments were converted to loans.

Total nonaccrual loans were $1.9 million at September 30, 2025, compared to $2.2 million at June 30, 2025. Total loans past due 30 days or greater were $1.8 million at both September 30, 2025 and June 30, 2025. As a percentage of nonperforming loans, the allowance for credit losses on loans was 224.67% at September 30, 2025 compared to 187.57% at June 30, 2025.

Our estimates and assumptions used in the determination of the adequacy of the allowance could be proven incorrect in the future, and the actual amount of future provisions may exceed the amount of past provisions. Any such increase in future provisions that may be required may adversely impact our financial condition and results of operations.

Non-interest income. Non-interest income information is as follows.

	Three Months Ended September 30,		Change
	2025	2024	Amount	Percent
	(Dollars in thousands)
Customer service fees	$191	$188	$3	1.7%
Bank owned life insurance	119	117	2	1.4%
Gain on marketable equity securities, net	—	171	(171)	(100.0)%
Loss on the sale of securities available for sale	(317)	—	(317)	—
Miscellaneous	59	25	34	135.1%
Total non-interest income	$52	$501	$(449)	(89.6)%

The decrease in gain on marketable equity securities, net, was due to the liquidation of the equities portfolio in June 2025. In addition, in the current quarter the Company recognized $317,000 loss in sale of securities available for sale, which were replaced with higher yielding investment securities as part of the Company’s investment portfolio restructuring.

Non-interest Expense. Non-interest expense information is as follows.

	Three Months Ended September 30,		Change
	2025	2024	Amount	Percent
	(Dollars in thousands)
Salaries and employee benefits	$2,697	$2,263	$434	19.2%
Occupancy and equipment, net	396	377	19	5.1%
Data processing	408	347	61	17.6%
Deposit insurance	210	221	(11)	(5.0)%
Marketing and advertising	184	96	88	91.7%
Other	900	633	267	42.1%
Total non-interest expense	$4,795	$3,937	$858	21.8%

The increase in salaries and employee benefits was due to the addition of key finance staff, and higher expenses related to our health plan, while the increase in deposit insurance expense was due to an increase in FDIC insurance rates and our higher deposit levels. Increases in marketing expense were due to the launch of a new website as well as a new investor relations site.

Income Taxes. Income tax expense increased to $356,000 for the three months ended September 30, 2025, compared to a benefit of $198,000 for the three months ended September 30, 2024. The effective tax rates were 27.0% and (23.9%) for the three months ended September 30, 2025 and 2024, respectively, as we had lower levels of taxable income during the 2024 period.

Average Balances and Yields

The following tables set forth average balance sheets, average yields and costs, and certain other information for the periods indicated. No tax-equivalent yield adjustments have been made, as the effects would be immaterial. All average balances are daily average balances, and the average balance of loans includes non-accrual loans. The yields set forth below include the effect of deferred fees/costs, discounts, and premiums that are amortized or accreted to interest income. Deferred loan fees for the three months ended September 30, 2025 and 2024 were not material.

	For the Three Months Ended September 30,
	2025			2024
	Average Outstanding Balance	Interest	Average Yield/Rate (1)	Average Outstanding Balance	Interest	Average Yield/Rate (1)
	(Dollars in thousands)
Interest-earning assets:
Loans	$775,015	$10,402	5.37%	$700,691	$9,015	5.15%
Securities	109,870	1,113	4.05%	85,575	898	4.20%
Interest-bearing deposits	36,551	422	4.62%	33,057	318	3.85%
Total interest-earning assets	921,436	11,937	5.18%	819,323	10,231	4.99%
Non-interest-earning assets	43,149			27,443
Allowance for credit losses on loans	(4,180)			(3,430)
Total assets	$960,405			$843,336
Interest-bearing liabilities:
NOW and demand deposits	$55,599	4	0.03%	$60,827	123	0.81%
Savings accounts	159,587	916	2.30%	167,105	1,071	2.56%
Money market accounts	133,819	1,102	3.29%	89,889	818	3.64%
Certificates of deposit	280,536	2,648	3.77%	270,327	2,997	4.44%
Total interest-bearing deposits	629,541	4,670	2.97%	588,148	5,009	3.41%
Borrowings	141,294	1,526	4.32%	128,009	1,454	4.54%
Total interest-bearing liabilities	770,835	6,196	3.22%	716,157	6,463	3.61%
Other non-interest-bearing liabilities	73,546			47,410
Total liabilities	844,381			763,567
Stockholders' equity	116,024			79,769
Total liabilities and stockholders' equity	$960,405			$843,336
Net interest income		$5,741			$3,768
Net interest rate spread (2)			1.96%			1.38%
Net interest-earning assets (3)	$150,601			$103,166
Net interest margin (4)			2.49%			1.84%
Average interest-earning assets to average interest-bearing liabilities	119.54%			114.41%

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

	Three Months Ended September 30, 2025 vs. 2024
	Increase (Decrease) Due to		Total Increase
	Volume	Rate	(Decrease)
	(In thousands)
Interest-earning assets:
Loans	$998	$389	$1,387
Securities	255	(40)	215
Interest-bearing deposits and other	33	71	104
Total interest-earning assets	1,286	420	1,706
Interest-bearing liabilities:
NOW and demand deposits	(41)	(77)	(118)
Savings accounts	(47)	(107)	(154)
Money market accounts	362	(78)	284
Certificates of deposit	113	(463)	(350)
Borrowings	143	(72)	71
Total interest-bearing liabilities	530	(797)	(267)
Change in net interest income	$756	$1,217	$1,973

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

The tables below sets forth, as of September 30, 2025 and June 30, 2025, the calculation of the estimated changes in our net interest income that would result from the designated instantaneous changes in the United States Treasury yield curve.

At September 30, 2025
Change in Interest Rates (Basis Points) (1)	Net Interest Income Year 1 Forecast	Year 1 Change From Level
	(Dollars in thousands)
+300	$18,522	(26.5)%
+200	20,923	(16.9)%
+100	23,224	(7.8)%
Level	25,193	—
-100	26,207	4.0%
-200	26,823	6.5%
-300	27,269	8.2%

(1)
Assumes an instantaneous uniform change in interest rates at all maturities.

At June 30, 2025
Change in Interest Rates (Basis Points) (1)	Net Interest Income Year 1 Forecast	Year 1 Change From Level
	(Dollars in thousands)
+300	$17,784	(22.6)%
+200	19,687	(14.3)%
+100	21,522	(6.3)%
Level	22,972	—
-100	23,403	1.9%
-200	23,363	1.7%
-300	23,098	0.6%

(1)
Assumes an instantaneous uniform change in interest rates at all maturities.

The tables above indicate that at September 30, 2025, in the event of an instantaneous parallel 200 basis point increase in interest rates, we would have experienced a 16.9% decrease in net interest income, and in the event of an instantaneous parallel 200 basis point decrease in interest rates, we would have experienced a 6.5% increase in net interest income and at June 30, 2025, in the event of an instantaneous parallel 200 basis point increase in interest rates, we would have experienced a 14.3% decrease in net interest income, and in the event of an instantaneous parallel 200 basis point decrease in interest rates, we would have experienced a 1.7% increase in net interest income.

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

The tables below sets forth, as of September 30, 2025 and June 30, 2025, the calculation of the estimated changes in our EVE that would result from the designated immediate changes in the United States Treasury yield curve.

At September 30, 2025
		Estimated Increase (Decrease) in EVE		EVE as a Percentage of Present Value of Assets (3)
Change in Interest Rates (Basis Points)(1)	Estimated EVE (2)	Amount	Percent	EVE Ratio (4)	Increase (Decrease) (Percent)
		(Dollars in thousands)
+300	$77,240	$(43,991)	(36.3)%	8.6%	(30.7)%
+200	93,671	(27,560)	(22.7)%	10.1%	(18.3)%
+100	108,995	(12,236)	(10.1)%	11.5%	(7.6)%
—	121,231	—	—	12.4%	—
-100	131,117	9,887	8.2%	13.0%	5.0%
-200	132,147	10,917	9.0%	12.8%	3.5%
-300	132,564	11,333	9.3%	12.6%	1.8%

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

The tables above indicate that at September 30, 2025, in the event of an instantaneous parallel 200 basis point increase in interest rates, we would have experienced a 22.7% decrease in EVE, and in the event of an instantaneous parallel 200 basis point decrease in interest rates, we would have experienced a 9.0% increase in EVE, and at June 30, 2025, in the event of an instantaneous parallel 200 basis point increase in interest rates, we would have experienced a 22.0% decrease in EVE, and in the event of an instantaneous parallel 200 basis point decrease in interest rates, we would have experienced a 7.1% increase in EVE.

At September 30, 2025, all estimated changes described above with respect to net interest income and EVE with respect to potential increases in market interest rates were not in compliance with the current policy limits established by the board of trustees. We have determined that selling assets to comply with our internal policies would result in a significant loss that would deplete capital and, as a result, restrict future growth, while providing limited benefit during a period of declining market interest rates, as has begun in the latter half of 2024.

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

Liquidity and Capital Resources

Liquidity is our ability to meet current and future financial obligations that arise in the ordinary course of business. Liquidity is primarily needed to meet the borrowing and deposit withdrawal requirements of our customers and to fund current and planned expenditures. Our primary sources of funds are deposits, principal and interest payments on loans and securities and proceeds from maturities and calls of securities. We also have the ability to borrow from the Federal Home Loan Bank of Boston. At September 30, 2025, we had $164.0 million outstanding in advances from the Federal Home Loan Bank of Boston. At September 30, 2025, we had the ability to borrow $147.3 million in additional Federal Home Loan Bank of Boston advances. At September 30, 2025, we had a $5.3 million line of credit with the Federal Home Loan Bank of Boston, which was not drawn at September 30, 2025. Additionally, at September 30, 2025, we had a $66.7 million secured line of credit through the Federal Reserve Borrower in Custody program. At that date, there were no amounts outstanding.

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

We seek to maintain a minimum monthly liquidity ratio of 4% to 6% of assets, and a minimum quarterly Primary Liquidity ratio of 10%. At September 30, 2025 and June 30, 2025, we were in compliance with both of these guidelines.

Our cash flows are comprised of three primary classifications: cash flows from operating activities, investing activities, and financing activities. Net cash provided by (used in) operating activities was $1.4 million and ($334,000) for the three months ended September 30, 2025 and 2024, respectively. Net cash used by investing activities, which consists primarily of disbursements for loan originations and the purchase of investment securities, offset by principal collections on loans and proceeds from maturing securities and pay downs on securities, was $53.3 million and $27.1 million for the three months ended September 30, 2025 and 2024, respectively. Net cash provided by financing activities was $54.4 million and $20.5 million for the three months ended September 30, 2025 and 2024, respectively.

We are committed to maintaining a strong liquidity position. We monitor our liquidity position on a daily basis. We anticipate that we will have sufficient funds to meet our current funding commitments based on our current strategy to increase loans with an increase in core deposits and the continued use of Federal Home Loan Bank of Boston advances, as needed.

At September 30, 2025, Winchester Savings Bank exceeded its applicable regulatory capital requirement, and was considered “well capitalized” under regulatory guidelines.

The net proceeds from the offering significantly increased our liquidity and capital resources. Over time, the initial level of liquidity will be reduced as net offering proceeds are used for general corporate purposes, including funding loans. Our financial condition and results of operations will be enhanced by the net proceeds from the offering, which will increase our net interest-earning assets and net interest income. However, due to the increase in equity resulting from the net proceeds, as well as other factors associated with the offering, our return on equity may remain lower in the immediate future.

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

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

We are not involved in any pending legal proceedings as a plaintiff or defendant other than routine legal proceedings occurring in the ordinary course of business, and at September 30, 2025, we were not involved in any legal proceedings, the outcome of which would be material to our financial condition or results of operations.

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

Winchester Bancorp, Inc.

Date: November 12, 2025	By:	/s/ John A. Carroll
John A. Carroll
President and Chief Executive Officer

Date: November 12, 2025	By:	/s/ Elda Heller
Elda Heller
Executive Vice President Chief Financial Officer and Treasurer