Form 10-Q
period 2025-12-31
Winchester Bancorp, Inc./MD/
filed 2026-02-11
CIK 2047235

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2025

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

As of February 2, 2026, the registrant had 9,295,376 shares of common stock outstanding.

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

Winchester Bancorp, Inc. and Subsidiaries

Consolidated Balance Sheets (unaudited)

December 31, 2025 and June 30, 2025

	December 31,	June 30,
	2025	2025
	(In thousands, except share data)
Assets
Cash and due from banks	$1,068	$7,513
Interest-bearing deposits	53,717	47,731
Total cash and cash equivalents	54,785	55,244
Securities available for sale, at fair value	63,854	47,299
Securities held to maturity, at amortized cost	58,893	57,211
Federal Home Loan Bank stock, at cost	6,161	6,278
Loans, net of allowance for credit losses of $4,396 at December 31, 2025 and $4,151 at June 30, 2025	800,153	751,220
Bank owned life insurance	11,163	10,925
Premises and equipment, net	5,927	6,418
Accrued interest receivable	3,626	3,327
Net deferred tax asset	994	1,212
Other assets	10,414	10,244
Total assets	$1,015,970	$949,378
Liabilities and stockholders' equity
Non-interest-bearing deposits	$64,377	$55,696
Interest-bearing deposits	681,946	623,486
Federal Home Loan Bank advances	143,596	147,000
Mortgagors’ escrow accounts	1,987	1,756
Accrued expenses and other liabilities	5,817	6,088
Total liabilities	897,723	834,026
Commitments and contingencies
Preferred stock, $.01 par value, 5,000,000 shares authorized, none outstanding	—	—
Common stock, $.01 par value, 20,000,000 shares authorized, 9,295,376 issued and outstanding as of December 31, 2025 and June 30, 2025	93	93
Additional paid-in capital	39,564	39,571
Unearned compensation (ESOP)	(3,238)	(3,346)
Retained earnings	82,756	80,720
Accumulated other comprehensive loss	(928)	(1,686)
Total stockholders' equity	118,247	115,352
Total liabilities and stockholders' equity	$1,015,970	$949,378

The accompanying notes are an integral part of these condensed consolidated financial statements.

Winchester Bancorp, Inc. and Subsidiaries

Consolidated Statements of Operations (unaudited)

	Three months ended		Six months ended
	December 31,		December 31,
	2025	2024	2025	2024
	(In thousands, except share data)
Interest and dividend income:
Interest and fees on loans	$10,702	$9,245	$21,104	$18,260
Interest and dividends on securities	1,167	755	2,280	1,521
Interest on federal funds sold and other interest-bearing deposits	545	507	967	956
Total interest and dividend income	12,414	10,507	24,351	20,737
Interest expense:
Interest on deposits	4,876	4,942	9,546	9,951
Interest on Federal Home Loan Bank advances	1,475	1,534	3,000	2,988
Total interest expense	6,351	6,476	12,546	12,939
Net interest income	6,063	4,031	11,805	7,798
Provision for credit losses	388	238	68	1,400
Net interest income, after provision for credit losses	5,675	3,793	11,737	6,398
Non-interest income:
Customer service fees	191	180	382	368
Income on bank owned life insurance	119	118	238	235
Loss on available for sale securities, net	—	—	(317)	—
Gain on marketable equity securities, net	—	52	—	223
Gain on sale of loans	8	—	—	—
Miscellaneous	64	38	130	63
Total non-interest income	382	388	433	889
Non-interest expense:
Salaries and employee benefits	2,621	2,174	5,390	5,159
Occupancy and equipment, net	513	413	909	790
Data processing	381	305	789	652
Deposit insurance	160	207	370	428
Marketing and advertising	144	96	328	192
Net periodic pension and post retirement benefit, less service costs	—	—	(73)	(723)
Other general and administrative	888	572	1,789	1,205
Total non-interest expense	4,707	3,767	9,502	7,703
Income (loss) before income taxes	1,350	414	2,668	(416)
Provision (benefit) for income taxes	276	41	632	(157)
Net income (loss)	$1,074	$373	$2,036	$(259)
Share Data:
Average common shares outstanding, basic and diluted	8,969,031	N/A	8,966,962	N/A
Basic and diluted net income per share	$0.12	N/A	$0.23	N/A

The accompanying notes are an integral part of these condensed consolidated financial statements.

Winchester Bancorp, Inc. and Subsidiaries

Consolidated Statements of Comprehensive Income (unaudited)

	Three months ended		Six months ended
	December 31,		December 31,
	2025	2024	2025	2024
	(In thousands)
Net income (loss)	$1,074	$373	$2,036	$(259)
Other comprehensive income:
Securities available for sale:
Unrealized holding gains (losses)	182	(362)	662	382
Reclassification adjustment for losses realized in income	—	—	317	—
Net unrealized gains (losses)	182	(362)	979	382
Tax effect	(38)	81	(221)	(86)
Net-of-tax amount	144	(281)	758	296
Comprehensive income	$1,218	$92	$2,794	$37

The accompanying notes are an integral part of these consolidated financial statements.

Winchester Bancorp, Inc. and Subsidiaries

Consolidated Statements of Changes in Stockholders’ Equity (unaudited)

Three Months Ended December 31, 2025 and 2024

	Shares of Common Stock	Common Stock	Additional Paid in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Unearned Compensation ESOP	Total Stockholders' Equity
	(In thousands, except share data)
Balance at September 30, 2025	9,295,376	$93	$39,567	$81,682	$(1,072)	$(3,278)	$116,992
Comprehensive income	—	—	—	1,074	144	—	1,218
ESOP shares released and committed to be released	—	—	(3)	—	—	40	37
Balance at December 31, 2025	9,295,376	$93	$39,564	$82,756	$(928)	$(3,238)	$118,247

	Surplus	Accumulated Other Comprehensive Income (Loss)	Total Surplus
	(In thousands)
Balance at September 30, 2024	$81,462	$(1,229)	$80,233
Comprehensive income (loss)	373	(281)	92
Balance at December 31, 2024	$81,835	$(1,510)	$80,325

The accompanying notes are an integral part of these consolidated financial statements.

Winchester Bancorp, Inc. and Subsidiaries

Consolidated Statements of Changes in Stockholders’ Equity (unaudited)

Six Months Ended December 31, 2025 and 2024

	Shares of Common Stock	Common Stock	Additional Paid in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Unearned Compensation ESOP	Total Stockholders' Equity
	(In thousands, except share data)
Balance at June 30, 2025	9,295,376	$93	$39,571	$80,720	$(1,686)	$(3,346)	$115,352
Comprehensive income	—	—	—	2,036	758	—	2,794
ESOP shares released	—	—	(7)	—	—	108	101
Balance at December 31, 2025	9,295,376	$93	$39,564	$82,756	$(928)	$(3,238)	$118,247

	Surplus	Accumulated Other Comprehensive Income (Loss)	Total Surplus
	(In thousands)
Balance at June 30, 2024	$82,094	$(1,806)	$80,288
Comprehensive income (loss)	(259)	296	37
Balance at December 31, 2024	$81,835	$(1,510)	$80,325

The accompanying notes are an integral part of these consolidated financial statements.

Winchester Bancorp, Inc. and Subsidiaries

Consolidated Statements of Cash Flows (unaudited)

For the Six Months Ended December 31, 2025 and 2024

	Six months ended
	December 31,
	2025	2024
	(In thousands)
Cash flows from operating activities:
Net income (loss)	$2,036	$(259)
Adjustments to reconcile net income (loss) to net cash provided (used) by operating activities:
Provision for credit losses	68	1,400
Net amortization of securities	24	185
Depreciation and amortization	544	421
Increase in cash surrender value of bank owned life insurance	(238)	(235)
Amortization (accretion) of net deferred loan origination fees	38	(34)
Losses on sale of securities available for sale, net	317	—
Gain on marketable equity securities, net	—	(223)
Deferred tax provision	288	—
Net change in:
Accrued interest receivable	(299)	31
Other assets	588	(707)
Accrued expenses and other liabilities	(458)	(856)
Net cash provided (used) by operating activities	2,908	(277)
Cash flows from investing activities:
Activity in securities available for sale:
Maturities, calls and prepayments	4,683	11,889
Sales	7,195	—
Purchases	(27,743)	(13,500)
Activity in securities held to maturity:
Maturities, calls and prepayments	3,219	9,714
Purchases	(4,954)	(7,002)
Purchase (redemption) of Federal Home Loan Bank stock	116	(280)
Loan originations, net of principal payments	(49,797)	(44,824)
Purchase of premises and equipment, net	(53)	(137)
Net cash used by investing activities	(67,334)	(44,140)
Cash flows from financing activities:
Net increase in deposits	67,140	25,599
Net change in short-term Federal Home Loan Bank advances	1,000	6,049
Proceeds from long-term Federal Home Loan Bank advances	—	20,000
Repayment of long-term Federal Home Loan Bank advances	(4,404)	(10,000)
Net increase in mortgagors’ escrow accounts	231	203
Net cash provided by financing activities	63,967	41,851
Net change in cash and cash equivalents	(459)	(2,566)
Cash and cash equivalents at beginning of year	55,244	44,114
Cash and cash equivalents at end of year	$54,785	$41,548
Supplemental cash flow information:
Interest paid on deposits	$9,625	$10,042
Interest paid on Federal Home Loan Bank advances	3,026	3,311
Income taxes paid, net of (refunds)	911	30

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

2.
SECURITIES

The amortized cost and fair value of available for sale and held to maturity securities, at December 31, 2025 and June 30, 2025, with gross unrealized gains and losses, follows:

	December 31, 2025
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In thousands)
Securities Available for Sale
U.S. Government agency and U.S. Government- sponsored enterprise obligations	$16,276	$16	$(16)	$16,276
U.S. Government agency and U.S. Government- sponsored enterprise residential mortgage- backed securities	37,363	568	(17)	37,914
Corporate bonds and obligations	10,410	—	(746)	9,664
Total securities available for sale	$64,049	$584	$(779)	$63,854
Securities Held to Maturity
U.S. Government and U.S. Government-sponsored enterprise obligations	$30,719	$7	$(713)	$30,013
U.S. Government agency and U.S. Government- sponsored enterprise residential mortgage- backed securities	16,988	169	(149)	17,008
Corporate bonds and obligations	9,265	—	(779)	8,486
Municipal bonds	1,921	298	(72)	2,147
Total securities held to maturity	$58,893	$474	$(1,713)	$57,654

	June 30, 2025
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In thousands)
Securities Available for Sale
U.S. Government agency and U.S. Government- sponsored enterprise obligations	$8,000	$1	$(39)	$7,962
U.S. Government agency and U.S. Government- sponsored enterprise residential mortgage- backed securities	22,485	119	(37)	22,567
Corporate bonds and obligations	17,988	—	(1,218)	16,770
Total securities available for sale	$48,473	$120	$(1,294)	$47,299
Securities Held to Maturity
U.S. Government and U.S. Government-sponsored enterprise obligations	$28,721	$2	$(1,034)	$27,689
U.S. Government agency and U.S. Government- sponsored enterprise residential mortgage- backed securities	17,233	82	(244)	17,071
Corporate bonds and obligations	9,312	—	(885)	8,427
Municipal bonds	1,945	282	(91)	2,136
Total securities held to maturity	$57,211	$366	$(2,254)	$55,323

The amortized cost and fair value of debt securities by contractual maturity at December 31, 2025 are shown as follows. Expected maturities may differ from contractual maturities because the issuers, in certain instances, have the right to call or prepay obligations with or without call or prepayment penalties.

	Available for Sale		Held to Maturity
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(In thousands)
Within 1 year	$—	$—	$2,453	$2,442
Over 1 year through 5 years	10,410	9,664	29,457	28,223
Over 5 years through 10 years	6,994	6,995	—	—
Over 10 years	9,282	9,281	9,995	9,981
	26,686	25,940	41,905	40,646
U.S. Government agency and U.S. Government- sponsored enterprise residential mortgage- backed securities	37,363	37,914	16,988	17,008
Total securities	$64,049	$63,854	$58,893	$57,654

There were no realized losses on securities for the three months ended December 31, 2025 and 2024 or the six months ended December 31, 2024. During the six months ended December 31, 2025, the Company sold $7.2 million of available for sale securities resulting in gross realized losses of $317,000.

Allowance for Credit Losses-Securities

Available for sale (AFS) and held to maturity (HTM) securities, which are issued by the U. S. Treasury or are guaranteed by government agencies do not currently have an allowance for credit loss as the Company determined these securities are either backed by the full faith and credit of the U.S. government and/or there is an unconditional commitment to make interest payments and to return the principal investment in full to investors when a debt security reaches maturity. In assessing the Company’s investments in government-sponsored and U.S. government guaranteed mortgage-backed securities and government-sponsored enterprise obligations, the contractual cash flows of these investments are guaranteed by the respective government-sponsored enterprise. Accordingly, it is expected that the securities would not be settled at a price less than the par value of the Company’s investments. The Company will evaluate this position no less than annually, however, certain items which may cause the Company to change this methodology include legislative changes that reduce or eliminate the U.S. government’s implicit guarantee on such securities. Any expected credit losses would be presented as an allowance for credit loss. For corporate and municipal bonds, whether they are AFS or HTM, a probability of default and a loss given default analysis is performed to determine whether an allowance for credit losses is needed. There was no allowance for credit losses established on AFS or HTM securities during the six months ended December 31, 2025.

Information pertaining to securities with gross unrealized losses at December 31, 2025 and June 30, 2025, aggregated by investment category and length of time that individual securities have been in a continuous loss position, follows:

	Less Than Twelve Months		Twelve Months or Over
	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value
		(In thousands)
December 31, 2025
Securities Available for Sale
U.S. Government and U.S. Government- sponsored enterprise obligations	$7	$7,272	$9	$2,991
U.S. Government agency and U.S. Government- sponsored enterprise residential mortgage- backed securities	16	6,826	1	85
Corporate bonds and obligations	—	—	746	9,664
Total securities available for sale	$23	$14,098	$756	$12,740
Securities Held to Maturity
U.S. Government and U.S. Government-sponsored enterprise obligations	$5	$1,993	$708	$25,516
U.S. Government agency and U.S. Government- sponsored enterprise residential mortgage- backed securities			149	2,814
Corporate bonds and obligations	—	—	779	8,486
Municipal bonds	—	—	72	1,147
Total securities held to maturity	$5	$1,993	$1,708	$37,963

	Less Than Twelve Months		Twelve Months or Over
	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value
		(In thousands)
June 30, 2025
Securities Available for Sale
U.S. Government and U.S. Government- sponsored enterprise obligations	$39	$6,961	$—	$—
U.S. Government agency and U.S. Government- sponsored enterprise residential mortgage- backed securities	29	6,697	8	2,438
Corporate bonds and obligations	—	—	1,218	16,770
Total securities available for sale	$68	$13,658	$1,226	$19,208
Securities Held to Maturity
U.S. Government and U.S. Government-sponsored enterprise obligations	$19	$2,981	$1,015	$22,209
U.S. Government agency and U.S. Government- sponsored enterprise residential mortgage- backed securities	20	6,297	224	3,177
Corporate bonds and obligations	—	—	885	8,427
Municipal bonds	—	—	91	1,136
Total securities held to maturity	$39	$9,278	$2,215	$34,949

The Company monitors the credit quality of securities through the use of credit ratings. Management evaluates debt securities for impairment at least quarterly, and more frequently when economic or market concerns warrant such evaluation.

At December 31, 2025, 104 debt securities have unrealized losses with aggregate depreciation of 3.49% of the Company’s amortized cost basis. The decline in market value is attributable to changes in interest rates and not to credit quality, and the Company currently does not believe it is probable that it will be unable to collect all amounts due according to the contractual terms of the investments. Therefore, it is expected that the securities would not be settled at a price less than the par value of the investment. Because the Company does not intend to sell the securities and it is not “more likely than not” that the Company will be required to sell the securities before recovery of their amortized cost bases, which may be maturity, the Company does not consider these securities to be impaired at December 31, 2025.

Accrued Interest Receivable

There were no write offs during the six months ended December 31, 2025 and the year ended June 30, 2025. The balance of accrued interest receivable on investments was $955,000 and $857,000 at December 31, 2025 and June 30, 2025, respectively.

3.
LOANS

A summary of the balances of loans follows:

	December 31,	June 30,
	2025	2025
	(In thousands)
Mortgage loans:
Residential real estate	$368,499	$357,748
Commercial real estate	105,688	102,270
Multi-family	191,081	166,691
Construction	104,836	95,941
Home equity loans and lines-of-credit	28,805	26,786
Total mortgage loans	798,909	749,436
Commercial loans	3,991	4,335
Consumer loans	220	339
Total loans	803,120	754,110
Allowance for credit losses	(4,396)	(4,151)
Net deferred loan origination costs	1,429	1,261
Loans, net	$800,153	$751,220

The Company has sold mortgage loans in the secondary mortgage market and has retained the servicing responsibility and receives fees for the services provided. Total loans serviced for others at December 31, 2025 and June 30, 2025 amounted to $23.3 million and $22.4 million, respectively, and are not included on the accompanying consolidated balance sheets.

Activity in the allowance for credit losses, by segment, for the three months ended December 31, 2025 follows:

	Residential Real Estate	Commercial Real Estate	Multi-family	Construction	Home Equity	Commercial	Consumer	Unallocated	Total
	(In thousands)
Allowance for credit losses-loans
Balance at September 30, 2025	$1,558	$782	$1,109	$767	$102	$37	$1	$—	$4,356
Provision for credit losses	23	41	29	171	14	—	—	72	350
Loans charged-off	—	—	—	(310)	—	—	—	—	(310)
Recoveries	—	—	—	—	—	—	—	—	—
Balance at December 31, 2025	$1,581	$823	$1,138	$628	$116	$37	$1	$72	$4,396

	Residential Real Estate	Commercial Real Estate	Multi-family	Construction	Home Equity	Commercial	Consumer	Unallocated	Total
	(In thousands)
Allowance for off balance sheet credit exposures
Balance at September 30, 2025	$2	$5	$1	$315	$63	$5	$—	$—	$391
Provision (benefit) for credit losses	1	—	68	(39)	8	—	—	—	38
Balance at December 31, 2025	$3	$5	$69	$276	$71	$5	$—	$—	$429

Activity in the allowance for credit losses, by segment, for the six months ended December 31, 2025 follows:

	Residential Real Estate	Commercial Real Estate	Multi-family	Construction	Home Equity	Commercial	Consumer	Unallocated	Total
	(In thousands)
Allowance for credit losses-loans
Balance at June 30, 2025	$1,510	$579	$944	$705	$113	$298	$2	$—	$4,151
Provision (benefit) for credit losses	71	244	194	233	3	9	(1)	72	825
Loans charged-off	—	—	—	(310)	—	(270)	—	—	(580)
Recoveries	—	—	—	—	—	—	—	—	—
Balance at December 31, 2025	$1,581	$823	$1,138	$628	$116	$37	$1	$72	$4,396

	Residential Real Estate	Commercial Real Estate	Multi-family	Construction	Home Equity	Commercial	Consumer	Unallocated	Total
	(In thousands)
Allowance for off balance sheet credit exposures
Balance at June 30, 2025	$60	$16	$25	$1,067	$4	$14	$—	$—	$1,186
Provision (benefit) for credit losses	(57)	(11)	44	(791)	67	(9)	—		(757)
Balance at December 31, 2025	$3	$5	$69	$276	$71	$5	$—	$—	$429

The increase in the allowance for credit losses on loans during the six months ended December 31, 2025 was due to the change in methodology and overall growth in the loan portfolio. The decrease in the allowance for credit losses for the off balance sheet credit exposures was due to the change in methodology and a decrease in unadvanced credit lines.

The allowance for credit losses, by loan segment, at December 31, 2025 and June 30, 2025 follows:

	Residential Real Estate	Commercial Real Estate	Multi-family	Construction	Home Equity	Commercial	Consumer	Unallocated	Total
	(In thousands)
December 31, 2025
Allowance for individually evaluated loans	$—	$—	$—	$—	$—	$—	$—	$—	$—
Allowance for collectively evaluated loans	1,581	823	1,138	628	116	37	1	72	4,396
Total allowance for credit losses	$1,581	$823	$1,138	$628	$116	$37	$1	$72	$4,396
Individually evaluated loans	$538	$1,166	$—	$1,920	$—	$—	$—		$3,624
Collectively evaluated loans	367,961	104,522	191,081	102,916	28,805	3,991	220		799,496
Total loans	$368,499	$105,688	$191,081	$104,836	$28,805	$3,991	$220		$803,120

	Residential Real Estate	Commercial Real Estate	Multi-family	Construction	Home Equity	Commercial	Consumer	Unallocated	Total
	(In thousands)
June 30, 2025
Allowance for individually evaluated loans	$—	$—	$—	$—	$—	$270	$—	$—	$270
Allowance for collectively evaluated loans	1,510	579	944	705	113	28	2	—	3,881
Total allowance for credit losses	$1,510	$579	$944	$705	$113	$298	$2	$—	$4,151
Individually evaluated loans	$741	$1,166	$—	$—	$—	$270	$—		$2,177
Collectively evaluated loans	357,007	101,104	166,691	95,941	26,786	4,065	339		751,933
Total loans	$357,748	$102,270	$166,691	$95,941	$26,786	$4,335	$339		$754,110

Activity in the allowance for credit losses, by segment, for the three months ended December 31, 2024 follows:

	Residential Real Estate	Commercial Real Estate	Multi-family	Construction	Home Equity	Commercial	Consumer	Unallocated	Total
	(In thousands)
Allowance for credit losses-loans
Balance at September 30, 2024	$1,349	$444	$680	$720	$101	$30	$5	$30	$3,359
Provision for credit losses	16	68	51	86	1	8	—	8	238
Loans charged-off	—	—	—	—	—	—	—	—	—
Recoveries	—	—	—	—	—	38	—	—	38
Balance at December 31, 2024	$1,365	$512	$731	$806	$102	$76	$5	$38	$3,635

	Residential Real Estate	Commercial Real Estate	Multi-family	Construction	Home Equity	Commercial	Consumer	Unallocated	Total
	(In thousands)
Allowance for off balance sheet credit exposures
Balance at September 30, 2024	$38	$6	$10	$1,005	$3	$15	$—	$—	$1,077
Provision for credit losses	—	—	—	—	—	—	—	—	—
Balance at December 31, 2024	$38	$6	$10	$1,005	$3	$15	$—	$—	$1,077

Activity in the allowance for credit losses, by segment, for the six months ended December 31, 2024 follows:

	Residential Real Estate	Commercial Real Estate	Multi-family	Construction	Home Equity	Commercial	Consumer	Unallocated	Total
	(In thousands)
Allowance for credit losses-loans
Balance at June 30, 2024	$1,292	$485	$710	$778	$102	$39	$9	$36	$3,451
Provision (benefit) for credit losses	73	112	21	28	—	1,279	(4)	2	1,511
Loans charged-off	—	(85)	—	—	—	(1,280)	—	—	(1,365)
Recoveries	—	—	—	—	—	38	—	—	38
Balance at December 31, 2024	$1,365	$512	$731	$806	$102	$76	$5	$38	$3,635

	Residential Real Estate	Commercial Real Estate	Multi-family	Construction	Home Equity	Commercial	Consumer	Unallocated	Total
	(In thousands)
Allowance for off balance sheet credit exposures
Balance at June 30, 2024	$47	$9	$14	$937	$4	$16	$—	$161	$1,188
Provision (benefit) for credit losses	(9)	(3)	(4)	68	(1)	(1)	—	(161)	(111)
Balance at December 31, 2024	$38	$6	$10	$1,005	$3	$15	$—	$—	$1,077

The following is a summary of past due and non-accrual loans at December 31, 2025 and June 30, 2025:

	30-59 Days Past Due	60-89 Days Past Due	90 Days or Greater Past Due	Total Past Due	Loans on Non-accrual
	(In thousands)
December 31, 2025
Residential real estate	$1,050	$—	$74	$1,124	$538
Commercial real estate	—	—	1,166	1,166	1,166
Construction	—	1,920	—	1,920	1,920
Consumer	6	—	—	6	—
Total	$1,056	$1,920	$1,240	$4,216	$3,624

	30-59 Days Past Due	60-89 Days Past Due	90 Days or Greater Past Due	Total Past Due	Loans on Non-accrual
	(In thousands)
June 30, 2025
Residential real estate	$—	$—	$340	$340	$777
Commercial real estate	—	—	1,166	1,166	1,166
Commercial	—	—	270	270	270
Total	$—	$—	$1,776	$1,776	$2,213

There are no loans 90 days or greater past due and still accruing at December 31, 2025 and June 30, 2025. The balance of accrued interest receivable on loans was $2.7 million at December 31, 2025 and $2.0 million at June 30, 2025. There was $30,000 of accrued interest reversed on non-accrual loans during the three and six months ended December 31, 2024. There was no accrued interest reversed during the three and six months end December 31, 2025.

No additional funds are committed to be advanced in connection with the individually evaluated loans. There were no loan modifications to borrowers experiencing financial difficulty during the six months ended December 31, 2025 and the year ended June 30, 2025.

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

The following table presents the Company’s risk rated loans by year of origination and gross write-offs at and for the six months ended December 31, 2025:

	As of December 31, 2025
	Loans amortized cost basis by origination year
Rating:	2025	2024	2023	2022	2021	Prior	Total
	(In thousands)
Residential Real Estate:
Performing	$50,769	$36,589	$41,853	$44,127	$69,309	$125,184	$367,831
Watch	—	—	—	—	—	560	560
Substandard	—	—	—	—	—	108	108
Doubtful	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—
Total	$50,769	$36,589	$41,853	$44,127	$69,309	$125,852	$368,499
Current-period gross write-offs	$—	$—	$—	$—	$—	$—	$—
Commercial Real Estate:
1-6 (Pass)	$22,072	$5,826	$16,774	$25,230	$4,170	$30,376	$104,448
7 (Watch)	—	—	—	—	—	—	—
8 (Substandard)	—	—	—	—	—	74	74
9 (Doubtful)	—	—	—	—	—	1,166	1,166
10 (Loss)	—	—	—	—	—	—	—
Total	$22,072	$5,826	$16,774	$25,230	$4,170	$31,616	$105,688
Current-period gross write-offs	$—	$—	$—	$—	$—	$—	$—
Multi-family:
1-6 (Pass)	$48,547	$10,006	$34,200	$49,795	$13,924	$34,609	$191,081
7 (Watch)	—	—	—	—	—	—	—
8 (Substandard)	—	—	—	—	—	—	—
9 (Doubtful)	—	—	—	—	—	—	—
10 (Loss)	—	—	—	—	—	—	—
Total	$48,547	$10,006	$34,200	$49,795	$13,924	$34,609	$191,081
Current-period gross write-offs	$—	$—	$—	$—	$—	$—	$—
Construction:
1-6 (Pass)	$30,579	$29,685	$17,784	$24,770	$—	$98	$102,916
7 (Watch)	—	—	—	—	—	—	—
8 (Substandard)	—	—	1,920	—	—	—	1,920
9 (Doubtful)	—	—	—	—	—	—	—
10 (Loss)	—	—	—	—	—	—	—
Total	$30,579	$29,685	$19,704	$24,770	$—	$98	$104,836
Current-period gross write-offs	$—	$—	$310	$—	$—	$—	$310
Home equity loans and lines-of-credit:
Performing	$4,681	$3,181	$3,167	$4,507	$3,826	$9,443	$28,805
Watch	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—
Total	$4,681	$3,181	$3,167	$4,507	$3,826	$9,443	$28,805
Current-period gross write-offs	$—	$—	$—	$—	$—	$—	$—
Commercial:
1-6 (Pass)	$—	$—	$679	$2,048	$74	$1,190	$3,991
7 (Watch)	—	—	—	—	—	—	—
8 (Substandard)	—	—	—	—	—	—	—
9 (Doubtful)	—	—	—	—	—	—	—
10 (Loss)	—	—	—	—	—	—	—
Total	$—	$—	$679	$2,048	$74	$1,190	$3,991
Current-period gross write-offs	$—	$270	$—	$—	$—	$—	$270
Consumer:
Performing	$38	$11	$3	$41	$27	$100	$220
Watch	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—
Total	$38	$11	$3	$41	$27	$100	$220
Current-period gross write-offs	$—	$—	$—	$—	$—	$—	$—

The following table presents the Bank’s risk rated loans by year of origination and gross write-offs at and for the year ended June 30, 2025:

	As of June 30, 2025
	Loans amortized cost basis by origination year
Rating:	2025	2024	2023	2022	2021	Prior	Total
	(In thousands)
Residential Real Estate:
Performing	$42,577	$40,068	$45,204	$50,964	$80,363	$97,661	$356,837
Watch	—	—	—	—	—	571	571
Substandard	—	—	—	—	—	340	340
Doubtful	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—
Total	$42,577	$40,068	$45,204	$50,964	$80,363	$98,572	$357,748
Current-period gross write-offs	$—	$—	$—	$—	$—	$—	$—
Commercial Real Estate:
1-6 (Pass)	$16,761	$7,748	$26,080	$16,091	$696	$33,046	$100,422
7 (Watch)	—	—	—	—	—	606	606
8 (Substandard)	—	—	—	—	—	76	76
9 (Doubtful)	—	—	—	—	—	1,166	1,166
10 (Loss)	—	—	—	—	—	—	—
Total	$16,761	$7,748	$26,080	$16,091	$696	$34,894	$102,270
Current-period gross write-offs	$—	$—	$—	$—	$—	$85	$85
Multi-family:
1-6 (Pass)	$31,823	$6,960	$59,122	$29,416	$21,366	$18,004	$166,691
7 (Watch)	—	—	—	—	—	—	—
8 (Substandard)	—	—	—	—	—	—	—
9 (Doubtful)	—	—	—	—	—	—	—
10 (Loss)	—	—	—	—	—	—	—
Total	$31,823	$6,960	$59,122	$29,416	$21,366	$18,004	$166,691
Current-period gross write-offs	$—	$—	$—	$—	$—	$—	$—
Construction:
1-6 (Pass)	$23,129	$34,068	$35,878	$—	$—	$147	$93,222
7 (Watch)	—	—	2,719	—	—	—	2,719
8 (Substandard)	—	—	—	—	—	—	—
9 (Doubtful)	—	—	—	—	—	—	—
10 (Loss)	—	—	—	—	—	—	—
Total	$23,129	$34,068	$38,597	$—	$—	$147	$95,941
Current-period gross write-offs	$—	$—	$—	$—	$—	$—	$—
Home equity loans and lines-of-credit:
Performing	$3,554	$2,975	$4,325	$4,147	$3,307	$8,478	$26,786
Watch	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—
Total	$3,554	$2,975	$4,325	$4,147	$3,307	$8,478	$26,786
Current-period gross write-offs	$—	$—	$—	$—	$—	$—	$—
Commercial:
1-6 (Pass)	$—	$—	$1,551	$986	$—	$1,528	$4,065
7 (Watch)	—	—	—	—	—	—	—
8 (Substandard)	—	—	—	—	—	—	—
9 (Doubtful)	—	270	—	—	—	—	270
10 (Loss)	—	—	—	—	—	—	—
Total	$—	$270	$1,551	$986	$—	$1,528	$4,335
Current-period gross write-offs	$—	$1,330	$—	$—	$—	$—	$1,330
Consumer:
Performing	$21	$11	$81	$51	$44	$131	$339
Watch	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—
Total	$21	$11	$81	$51	$44	$131	$339
Current-period gross write-offs	$—	$—	$—	$—	$—	$—	$—

4. MINIMUM REGULATORY CAPITAL REQUIREMENTS

The Bank has elected to comply with the community bank leverage ratio framework issued by the federal banking agencies. The framework provides for a simple measure of capital adequacy, calculated as Tier 1 capital divided by average total consolidated assets, which is consistent with how the Bank currently calculates its leverage ratio. Under this framework, a bank that maintains a community bank leverage ratio of greater than 9% is considered to have satisfied the risk-based and leverage capital ratios. As of December 31, 2025 and June 30, 2025, the Bank met the minimum requirement with a community bank leverage ratio of 10.17% and 10.48%, respectively. As a small bank holding company, the Company is exempt from required minimum regulatory capital requirements.

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

Loans – The fair value of loans is measured on an exit price basis incorporating discounts for credit, liquidity and marketability factors. Loans were classified as Level 3 since the valuation methodology utilizes significant unobservable inputs.

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

FHLB Advances – The fair value of the FHLB Advances approximates fair value amount of these liabilities were classified as Level 2.

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

	December 31, 2025
				Total
	Level 1	Level 2	Level 3	Fair Value
	(In thousands)
Assets
Debt securities available for sale	$—	$63,854	$—	$63,854
Derivative assets	—	118	—	118
Total	$—	$63,972	$—	$63,972
Liabilities
Derivative liabilities	$—	$118	$—	$118

	June 30, 2025
				Total
	Level 1	Level 2	Level 3	Fair Value
Assets	(In thousands)
Debt securities available for sale	$—	$47,299	$—	$47,299
Total	$—	$47,299	$—	$47,299

Assets measured at fair value on a non-recurring basis

The Company may also be required, from time to time, to measure certain other assets and liabilities at fair value on a non-recurring basis in accordance with generally accepted accounting principles.

These adjustments to fair value usually result from application of lower-of-cost-or-market accounting or write-downs of individual assets. There were no assets or liabilities measured at fair value on a non-recurring basis at June 30, 2025.

Summary of Fair Values of Financial Instruments

The estimated fair values, and related carrying amounts, of the Bank’s financial instruments are as follows. Certain financial instruments and all non-financial instruments are exempt from disclosure requirements. Accordingly, the aggregate fair value amounts presented herein do not represent the underlying fair value of the Company.

	Carrying	Fair Value
	Amount	Level 1	Level 2	Level 3
	(In Thousands)
December 31, 2025
Financial assets:
Cash and cash equivalents	$54,785	$54,785	$—	$—
Securities available for sale	63,854	—	63,854	—
Securities held to maturity	58,893	—	57,654	—
Federal Home Loan Bank stock	6,161	—	6,161	—
Derivative assets	118		118
Loans, net	800,153	—	—	776,284
Accrued interest receivable	3,626	—	3,626	—
Financial liabilities:
Deposits	746,323	—	—	712,801
Federal Home Loan Bank advances	143,596	—	143,980	—
Mortgagors’ escrow accounts	1,987	—	1,987	—
Accrued interest payable	434	—	434	—
Derivative liabilities	118	—	118	—
June 30, 2025
Financial assets:
Cash and cash equivalents	$55,244	$55,244	$—	$—
Securities available for sale	47,299	—	47,299	—
Securities held to maturity	57,211	—	55,323	—
Federal Home Loan Bank stock	6,278	—	6,278	—
Loans, net	751,220	—	—	719,669
Accrued interest receivable	3,327	—	3,327	—
Financial liabilities:
Deposits	679,182	—	—	644,452
Federal Home Loan Bank advances	147,000	—	147,082	—
Mortgagors’ escrow accounts	1,756	—	1,756	—
Accrued interest payable	538	—	538	—

6. DERIVATIVES AND HEDGING ACTIVITIES

The Company is exposed to changes in the fair value of certain of its pools of fixed-rate assets due to changes in benchmark interest rates. In the prior quarter, the Company entered into an interest rate swap agreement to manage its exposure to changes in the fair value of these instruments attributable to changes in the designated benchmark interest rate. The interest rate swap agreement is designated as a fair value hedge and involves the payment of fixed-rate amounts to a counterparty in exchange for the Company receiving variable-rate payments over the life of the agreement without the exchange of the underlying notional amount. For derivatives designated and that qualify as fair value hedges, the gain or loss on the derivative as well as the offsetting loss or gain on the hedged item attributable to the hedged risk are recognized in interest income.

Interest Rate Swaps

An interest rate swap is an agreement whereby one party agrees to pay a floating rate of interest on a notional principal amount in exchange for receiving a fixed rate of interest on the same notional amount, for a predetermined period of time, from a second party. The amounts relating to the notional principal amount are not actually exchanged. The Company has entered into an interest rate swap in which it pays fixed and receives floating rate interest in order to manage its interest rate risk exposure to the changes in fair value on certain fixed-rate investments. For interest rate swaps that are accounted for as fair value hedges, changes in fair value are included in net income. The following table reflects the Company’s derivative position for an interest rate swap which qualifies as fair value hedges for accounting purposes as of December 31, 2025:

			Weighted Average Rate
	Notional Amount	Weighted Average Maturity	Fixed Rate Paid	Current SOFR Rate Received	Fair Value
	(in thousands)	(in years)			(in thousands)
Interest rate swap on investments	9,583	7.9 yrs	3.74%	3.82%	$118

The table below presents the fair value of the Company’s derivative financial instrument, as well as the classification on the Consolidated Balance Sheet as of December 31, 2025:

	Asset Derivatives		Liability Derivatives
	Balance Sheet	Fair Value at	Balance Sheet	Fair Value at
	Location	December 31, 2025	Location	December 31, 2025
(in thousands)
Interest rate swap on investments	Securities	$118	Other Liabilities	$118

The Company has an agreement with its derivative counterparty that contains a provision where if the Company defaults (or is capable of being declared in default) on any of its indebtedness, then the Company could also be declared in default on its derivative obligations, and it could be required to terminate its derivative positions with the counterparty. In order to mitigate counterparty default risk in conjunction with its derivative contract, the Company was required to maintain $200,000 of collateral in a deposit account with the counterparty as of December 31, 2025.

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

There were no securities that had a dilutive effect during the three months and six months ended December 31, 2025, and therefore the weighted-average common shares outstanding used to calculate both basic and diluted EPS are the same. Unallocated ESOP shares are not deemed outstanding for earnings per share calculations. For the three months and six months ended December 31, 2025, there were no anti-dilutive shares. Earnings per share data is not applicable for the three months and six months ended December 31, 2024 as the Company had no shares outstanding.

	For the Three Months Ended	For the Six Months Ended
	December 31,	December 31,
	2025	2025
	(Dollars in thousands)	(Dollars in thousands)
Net income applicable to common shares	$1,074	$2,036

Average number of common shares outstanding	9,295,376	9,295,376
Less: average unallocated ESOP shares	326,345	328,414
Average number of common shares outstanding used to calculate basic and diluted EPS	8,969,031	8,966,962
Net income per common share:
Basic and diluted	$0.12	$0.23

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

General

Management’s discussion and analysis of financial condition and results of operations at December 31, 2025 and June 30, 2025 and for the three months and six months ended December 31, 2025 and 2024 is intended to assist in understanding the financial condition and results of operations of the Company. The information contained in this section should be read in conjunction with the unaudited financial statements and the notes thereto appearing in Part I, Item 1, of this Quarterly Report on Form 10-Q.

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

The allowance for credit losses on loans is evaluated on a regular basis by management. This evaluation is inherently subjective as it requires estimates that are susceptible to significant revision as more information becomes available. For example, an increase of 25 basis points as to our lifetime loss rate for qualitative factors for all loan categories at December 31, 2025 would have increased our allowance for credit losses on loans at that date to $6.3 million from $4.4 million.

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

Comparison of Financial Condition at December 31, 2025 and June 30, 2025

Total Assets. Total assets increased $66.6 million, or 7.0%, to $1.0 billion at December 31, 2025, from $949.4 million at June 30, 2025. The increase was primarily due to increases in loans and investment securities.

Cash and Cash Equivalents. Cash and cash equivalents decreased $459,000, or 0.8%, to $54.8 million at December 31, 2025 from $55.2 million at June 30, 2025.

Investment Securities. Investment securities, comprised of both available for sale and held to maturity securities, aggregated $122.7 million at December 31, 2025 compared to $104.5 million at June 30, 2025, as we continued to invest stock offering proceeds into government agency and mortgage backed securities.

Gross Loans. Loans increased $49.0 million, or 6.5%, to $803.1 million at December 31, 2025 compared to $754.1 million at June 30, 2025. The main driver of the new growth was in multi-family and residential real estate loans, which increased $24.4 million and $10.8 million, respectively. The construction and commercial real estate portfolios also increased $8.9 million and $3.4 million, respectively. We remained focused on originating construction, commercial and residential real estate, and multi-family real estate loans as the primary drivers of loan portfolio growth.

Deposits. Deposits increased $67.1 million, or 9.9%, to $746.3 million at December 31, 2025 from $679.2 million at June 30, 2025. The increase was due primarily to an increase in money market accounts, which increased $77.0 million, or 63.5%, to $197.1 million at December 31, 2025 from $120.1 million at June 30, 2025; this was due to the growth in our municipal customer deposits. The offset was in certificates of deposit, which decreased $9.9 million, or 3.5%, to $273.3 million at December 31, 2025 from $283.2 million at June 30, 2025. All of our deposits are fully insured by the FDIC or the Massachusetts Depositors Insurance Fund.

Borrowings. Borrowings, which consisted solely of Federal Home Loan Bank of Boston advances, decreased $3.4 million, or 2.3%, to $143.6 million at December 31, 2025, compared to $147.0 million at June 30, 2025, as the inflows from the increase in deposits were used to pay off some borrowings.

Total Stockholders’ Equity. Total stockholders’ equity increased $2.9 million, and was $118.2 million at December 31, 2025 and $115.4 million at June 30, 2025. Total stockholders’ equity increased due to a $758,000 decrease in accumulated other comprehensive loss to $928,000 at December 31, 2025, and by net income of $2.0 million for the six months ended December 31, 2025.

Comparison of Operating Results for the Three Months Ended December 31, 2025 and 2024

General. We recorded net income of $1.1 million and $373,000 for the three months ended December 31, 2025 and 2024, respectively. The increase in net income was due to an increase in interest and dividend income and a decrease in the cost of deposits, partially offset by an increase in operating expense.

Interest and Dividend Income. Interest and dividend income increased $1.9 million, or 18.2%, to $12.4 million for the three months ended December 31, 2025, from $10.5 million for the three months ended December 31, 2024. Interest and fees on loans, which is our primary source of interest income, increased $1.5 million, or 15.8%, to $10.7 million for the three months ended December 31, 2025.

The average balance of loans increased by $81.1 million, or 11.3%, to $797.4 million for the three months ended December 31, 2025, over the average balance for the three months ended December 31, 2024, while the average yield on loans increased by 21 basis points to 5.37% for the three months ended December 31, 2025, from 5.16% for the three months ended December 31, 2024. The increase in the average yield was due to a change in the composition of our loan portfolio to include a higher percentage of higher yielding construction and commercial real estate loans, as well as multi-family residential real estate loans. The increase in average balance was due to our continuing to pursue new commercial relationships.

Interest Expense. Total interest expense decreased $125,000, or 1.9%, to $6.4 million for the three months ended December 31, 2025, compared to $6.5 million for the three months ended December 31, 2024. Interest expense on deposits decreased $66,000, or 1.3%, to $4.9 million for the three months ended December 31, 2025. Our average balance of interest-bearing deposits increased $66.7 million, or 11.1%, to $667.9 million, while our average cost of deposits decreased 37 basis points to 2.92% for the three months ended December 31, 2025, from 3.29% for the three months ended December 31, 2024.

Interest expense on Federal Home Loan Bank advances decreased $59,000, or 3.9%, to $1.5 million for the three months ended December 31, 2025. Our average balance of Federal Home Loan Bank advances increased $2.9 million, while our average cost of borrowings decreased 26 basis points to 4.21% for the three months ended December 31, 2025, from 4.47% for the three months ended December 31, 2024. The decrease in the Federal Home Loan Bank cost of funds is due to the decrease in advance rates.

Net Interest Income. Net interest income was $6.1 million for the three months ended December 31, 2025, compared to $4.0 million for the three months ended December 31, 2024, as our interest income increased faster than our interest expense. Our interest rate spread increased to 2.01% for the three months ended December 31, 2025 from 1.48% for the three months ended December 31, 2024. Our net interest margin increased to 2.51% for the three months ended December 31, 2025 from 1.92% for the three months ended December 31, 2024

Provision for Credit Losses. Based on an analysis of the factors described in “Critical Accounting Policies—Allowance for Credit Losses,” we recorded a provision for credit losses of $388,000 for the three months ended December 31, 2025, compared to a provision of $238,000 for the three months ended December 31, 2024. The provision for credit losses on loans for the three months ended December 31, 2025 was due to an increase in loan balances and a partial charge-off.

The allowance for credit losses on loans was $4.4 million at December 31, 2025 and $4.2 million at June 30, 2025, and represented 0.55% of total loans at both December 31, 2025 and June 30, 2025 . The allowance for credit losses for off balance sheet commitments was $428,000 at December 31, 2025 and $1.1 million at June 30, 2025. The benefit for off balance sheet commitments related to the change in ACL methodology and lower balances of loan commitments as the commitments were converted to loans.

Total nonaccrual loans were $3.6 million at December 31, 2025, compared to $2.2 million at June 30, 2025. Total loans past due 30 days or greater were $4.2 million at December 31, 2025 and $1.8 million June 30, 2025. As a percentage of nonperforming loans, the allowance for credit losses on loans was 121.31% at December 31, 2025 compared to 187.57% at June 30, 2025. The increase in past due and non-accrual balances is primarily due to one construction loan that was placed on non-accrual during the quarter.

Our estimates and assumptions used in the determination of the adequacy of the allowance could be proven incorrect in the future, and the actual amount of future provisions may exceed the amount of past provisions. Any such increase in future provisions that may be required may adversely impact our financial condition and results of operations.

Non-interest income. Non-interest income information is as follows.

	Three Months Ended December 31,		Change
	2025	2024	Amount	Percent
	(Dollars in thousands)
Customer service fees	$191	$180	$11	6.0%
Bank owned life insurance	119	118	1	1.1%
Gain on marketable equity securities, net	—	52	(52)	(100.0)%
Gain on sale of loans	8	—	8	100.0%
Miscellaneous	64	38	26	69.7%
Total non-interest income	$382	$388	$(6)	(1.6)%

The decrease in gain on marketable equity securities, net, was due to the liquidation of the equities portfolio in June 2025.

Non-interest Expense. Non-interest expense information is as follows.

	Three Months Ended December 31,		Change
	2025	2024	Amount	Percent
	(Dollars in thousands)
Salaries and employee benefits	$2,621	$2,174	$447	20.5%
Occupancy and equipment, net	513	413	100	24.1%
Data processing	381	305	76	25.1%
Deposit insurance	160	207	(47)	(22.7)%
Marketing and advertising	144	96	48	50.1%
Other	888	572	316	55.3%
Total non-interest expense	$4,707	$3,767	$940	25.0%

The increase in salaries and employee benefits was due to the addition of key finance staff, and higher expenses related to our health plan, while the decrease in deposit insurance expense was due to a decrease in FDIC insurance rates. Increases in marketing expense were due to the launch of a new website as well as a new investor relations site while increases in other expense were primarily due to higher cost for professional services related to our operation as a public reporting entity.

Income Taxes. Income tax expense increased to $276,000 for the three months ended December 31, 2025, compared to $41,000 for the three months ended December 31, 2024. The effective tax rates were 20.5% and 9.9% for the three months ended December 31, 2025 and 2024, respectively, as we had lower levels of taxable income during the 2024 period.

Average Balances and Yields

The following table sets forth average balance sheets, average yields and costs, and certain other information for the periods indicated. No tax-equivalent yield adjustments have been made, as the effects would be immaterial. All average balances are daily average balances, and the average balance of loans includes non-accrual loans. The yields set forth below include the effect of deferred fees/costs, discounts, and premiums that are amortized or accreted to interest income. Deferred loan fees for the three months ended December 31, 2025 and 2024 were not material.

	For the Three Months Ended December 31,
	2025			2024
	Average Outstanding Balance	Interest	Average Yield/Rate (1)	Average Outstanding Balance	Interest	Average Yield/Rate (1)
	(Dollars in thousands)
Interest-earning assets:
Loans	$797,381	$10,702	5.37%	$716,262	$9,245	5.16%
Securities	116,650	1,167	4.00%	86,642	755	3.49%
Interest-bearing deposits	50,655	545	4.30%	38,698	507	5.24%
Total interest-earning assets	964,686	12,414	5.15%	841,602	10,507	4.99%
Non-interest-earning assets	41,157			29,012
Allowance for credit losses on loans	(4,491)			(3,467)
Total assets	$1,001,352			$867,147
Interest-bearing liabilities:
NOW and demand deposits	$56,162	4	0.03%	$52,110	4	0.03%
Savings accounts	152,166	793	2.09%	162,074	969	2.39%
Money market accounts	187,702	1,534	3.27%	98,441	823	3.34%
Certificates of deposit	271,860	2,545	3.74%	288,580	3,146	4.36%
Total interest-bearing deposits	667,890	4,876	2.92%	601,205	4,942	3.29%
Borrowings	140,125	1,475	4.21%	137,205	1,534	4.47%
Total interest-bearing liabilities	808,015	6,351	3.14%	738,410	6,476	3.51%
Other non-interest-bearing liabilities	75,406			48,073
Total liabilities	883,421			786,483
Stockholders' equity	117,931			80,664
Total liabilities and stockholders' equity	$1,001,352			$867,147
Net interest income		$6,063			$4,031
Net interest rate spread (2)			2.01%			1.48%
Net interest-earning assets (3)	$156,671			$103,192
Net interest margin (4)			2.51%			1.92%
Average interest-earning assets to average interest-bearing liabilities	119.39%			113.97%

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

	Three Months Ended December 31, 2025 vs. 2024
	Increase (Decrease) Due to		Total Increase
	Volume	Rate	(Decrease)
	(In thousands)
Interest-earning assets:
Loans	$1,078	$378	$1,456
Securities	289	124	413
Interest-bearing deposits and other	129	(92)	37
Total interest-earning assets	1,496	410	1,906
Interest-bearing liabilities:
NOW and demand deposits	0	0	0
Savings accounts	(59)	(116)	(175)
Money market accounts	746	(36)	710
Certificates of deposit	(157)	(445)	(602)
Borrowings	31	(90)	(59)
Total interest-bearing liabilities	561	(687)	(126)
Change in net interest income	$935	$1,097	$2,032

Comparison of Operating Results for the Six Months ended December 31, 2025 and 2024

General. We recorded net income of $2.0 million and net loss of $259,000 for the six months ended December 31, 2025 and 2024. The increase in net income was due primarily to increases in net interest income and lower provision for credit losses, partially offset by an increase in non-interest expense and income tax expense.

Interest and Dividend Income. Interest and dividend income increased $3.6 million, or 17.4%, to $24.4 million for the six months ended December 31, 2025, from $20.7 million for the six months ended December 31, 2024. Interest and fees on loans, which is our primary source of interest income, increased $2.8 million, or 15.6%, to $21.1 million for the six months ended December 31, 2025, from $18.3 million for the six months ended December 31, 2024.

The average balance of loans increased by $77.7 million, or 11.0%, to $786.2 million for the six months ended December 31, 2025, over the average balance for the six months ended December 31, 2024, while the average yield on loans increased by 22 basis points to 5.37% for the six months ended December 31, 2025, from 5.15% for the six months ended December 31, 2024. The increase in the average yield was primarily due to increases in higher yielding construction, commercial real estate, and multi-family loan balances. The increase in average balance was due to our continuing to pursue new commercial relationships.

Interest Expense. Total interest expense decreased $393,000, or 3.0%, to $12.5 million for the six months ended December 31, 2025, compared to $12.9 million for the six months ended December 31, 2024. Interest expense on deposits decreased $405,000, or 4.1%, to $9.5 million for the six months ended December 31, 2025, from $10.0 million for the six months ended December 31, 2024. Our average balance of interest-bearing deposits increased $54.0 million, or 9.1%, to $648.7 million, while our average cost of deposits decreased 41 basis points to 2.94% for the six months ended December 31, 2025, from 3.35% for the six months ended December 31, 2024. The decrease in the average cost of deposits was due to decreases in market interest rates as well as an increase in money market accounts, which typically bear lower rates than certificates of deposits.

Interest expense on Federal Home Loan Bank advances was $3.0 million for the six months ended December 31, 2025, as well as for the six months ended December 31, 2024. We decreased Federal Home Loan Bank borrowings in recent periods due to increases in the money market accounts. The decrease in the average cost of borrowings was due to decreases in market interest rates between the periods.

Net Interest Income. Net interest income was $11.8 million for the six months ended December 31, 2025, compared to $7.8 million for the six months ended December 31, 2024, as our interest income increased faster than our interest expense. Our interest rate spread increased to 1.98% for the six months ended December 31, 2025 from 1.43% for the six months ended December 31, 2024, while our net interest margin increased to 2.50% for the six months ended December 31, 2025 from 1.88% for the six months ended December 31, 2024. The interest rate spread and net interest margin were both positively impacted by the lower market interest rates.

Provision for Credit Losses. Based on an analysis of the factors described in “Critical Accounting Policies—Allowance for Credit Losses,” we recorded a provision for credit losses of $68,000 for the six months ended December 31, 2025, compared to a provision of $1.4 million for the six months ended December 31, 2024. The decrease in the provision for credit losses on loans for the six months ended December 31, 2025 was primarily due to lower charge offs of $580,000 compared to our charge offs of $1.4 million for the six months ended December 31, 2024. Additionally, there was a net credit of $158,000 recorded for the six months ended December 31, 2025 due to the change in the credit loss methodology from the Federal Reserve Scaled CECL Allowance for Credit Loss Estimated (SCALE) method to the Discounted Cash Flow (DCF) model which was completed in the first quarter of 2026.

Our estimates and assumptions used in the determination of the adequacy of the allowance could require adjustments in the future, and the actual amount of future provisions may exceed the amount of past provisions. Any such increase in future provisions that may be required may adversely impact our financial condition and results of operations.

Other Income. Other income information is as follows.

	Six Months Ended December 31,		Change
	2025	2024	Amount	Percent
	(Dollars in thousands)
Customer service fees	$382	$368	$14	3.8%
Bank owned life insurance	238	235	3	1.2%
Gain on marketable equity securities, net	—	223	(223)	100.0%
Loss on sale of securities	(317)	—	(317)	(100.0)%
Miscellaneous	130	63	67	106.9%
Total other income	$433	$889	$(456)	(51.3)%

The decrease in gain on marketable equity securities, net, was due to the liquidation of the portfolio in June 2025. The loss on sale of securities for the six months ended December 31, 2025 was due to the sale of securities available for sale, which were replaced with higher yielding investment securities as part of the Company’s investment portfolio restructuring. The increase in miscellaneous other income for the six months ended December 31, 2025 is primarily due to higher release fees on construction loans.

Operating Expense. Operating expense information is as follows.

	Six Months Ended December 31,		Change
	2025	2024	Amount	Percent
	(Dollars in thousands)
Salaries and employee benefits	$5,390	$5,159	$231	4.5%
Occupancy and equipment, net	909	790	119	15.2%
Data processing	789	652	137	21.0%
Deposit insurance	370	428	(58)	(13.6)%
Marketing and advertising	328	192	136	70.8%
Net periodic pension and post-retirement cost (benefit), less service costs	(73)	(723)	650	(89.9)%
Other	1,789	1,205	584	48.5%
Total operating expense	$9,502	$7,703	$1,799	23.4%

The increase in salaries and employee benefits was due to the addition of key staff in finance and other areas, while the increase in data processing expense was due to our implementing a new program for electronic communications and online account opening. The decrease in deposit insurance expense was due to a decrease in FDIC insurance rates. The lower credit in net periodic pension and post-retirement cost is due to the freezing of the pension plan, while the increase in marketing and advertising is due to the launch of a new website as well as a new investor relations site. The increase in other expense were primarily due to higher cost for professional services related to our operation as a public reporting entity

Income Taxes. Income taxes increased by $789,000 to a provision of $632,000 for the six months ended December 31, 2025, compared to a benefit of $157,000 for the six months ended December 31, 2024. The increase in the income tax provision was due primarily to higher income for the six months ended December 31, 2025.

Average Balances and Yields

The following table sets forth average balance sheets, average yields and costs, and certain other information for the periods indicated. No tax-equivalent yield adjustments have been made, as the effects would be immaterial. All average balances are daily average balances, and the average balance of loans includes non-accrual loans. The yields set forth below include the effect of deferred fees/costs, discounts, and premiums that are amortized or accreted to interest income. Deferred loan fees for the six months ended December 31, 2025 and 2024 were not material.

	For the Six Months Ended December 31,
	2025			2024
	Average Outstanding Balance	Interest	Average Yield/Rate (1)	Average Outstanding Balance	Interest	Average Yield/Rate (1)
	(Dollars in thousands)
Interest-earning assets:
Loans	$786,199	$21,104	5.37%	$708,470	$18,260	5.15%
Securities	113,260	2,280	4.03%	86,108	1,521	3.53%
Interest-bearing deposits	43,602	967	4.44%	35,878	956	5.33%
Total interest-earning assets	943,061	24,351	5.16%	830,456	20,737	4.99%
Non-interest-earning assets	42,152			28,227
Allowance for credit losses on loans	(4,335)			(3,447)
Total assets	$980,878			$855,236
Interest-bearing liabilities:
NOW and demand deposits	$55,881	9	0.03%	$56,469	126	0.45%
Savings accounts	155,877	1,709	2.19%	164,589	2,041	2.48%
Money market accounts	160,760	2,635	3.28%	94,165	1,641	3.49%
Certificates of deposit	276,198	5,193	3.76%	279,453	6,143	4.40%
Total interest-bearing deposits	648,716	9,546	2.94%	594,676	9,951	3.35%
Borrowings	140,709	3,000	4.26%	132,607	2,988	4.51%
Total interest-bearing liabilities	789,425	12,546	3.18%	727,283	12,939	3.56%
Other non-interest-bearing liabilities	74,476			47,741
Total liabilities	863,901			775,024
Stockholders' equity	116,977			80,212
Total liabilities and stockholders' equity	$980,878			$855,236
Net interest income		$11,805			$7,798
Net interest rate spread (2)			1.98%			1.43%
Net interest-earning assets (3)	$153,636			$103,173
Net interest margin (4)			2.50%			1.88%
Average interest-earning assets to average interest-bearing liabilities	119.46%			114.19%

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

	Six Months Ended December 31, 2025 vs. 2024
	Increase (Decrease) Due to		Total Increase
	Volume	Rate	(Decrease)
	(In thousands)
Interest-earning assets:
Loans	$2,064	$780	$2,844
Securities	480	279	759
Interest-bearing deposits	206	(195)	11
Total interest-earning assets	2,750	864	3,614
Interest-bearing liabilities:
NOW and demand deposits	(5)	(113)	(118)
Savings accounts	(108)	(224)	(332)
Money market accounts	1,092	(98)	994
Certificates of deposit	(72)	(877)	(949)
Borrowings	173	(161)	12
Total interest-bearing liabilities	1,080	(1,473)	(393)
Change in net interest income	$1,670	$2,337	$4,007

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

The tables below sets forth, as of December 31, 2025 and June 30, 2025, the calculation of the estimated changes in our net interest income that would result from the designated instantaneous changes in the United States Treasury yield curve.

At December 31, 2025
Change in Interest Rates (Basis Points) (1)	Net Interest Income Year 1 Forecast	Year 1 Change From Level
	(Dollars in thousands)
+300	$19,143	(26.5)%
+200	21,667	(16.8)%
+100	24,061	(7.7)%
Level	26,057	—
-100	26,832	3.0%
-200	27,419	5.2%
-300	27,866	6.9%

(1)
Assumes an instantaneous uniform change in interest rates at all maturities.

At June 30, 2025
Change in Interest Rates (Basis Points) (1)	Net Interest Income Year 1 Forecast	Year 1 Change From Level
	(Dollars in thousands)
+300	$17,784	(22.6)%
+200	19,687	(14.3)%
+100	21,522	(6.3)%
Level	22,972	—
-100	23,403	1.9%
-200	23,363	1.7%
-300	23,098	0.6%

(1)
Assumes an instantaneous uniform change in interest rates at all maturities.

The tables above indicate that at December 31, 2025, in the event of an instantaneous parallel 200 basis point increase in interest rates, we would have experienced a 16.8% decrease in net interest income, and in the event of an instantaneous parallel 200 basis point decrease in interest rates, we would have experienced a 5.2% increase in net interest income and at June 30, 2025, in the event of an instantaneous parallel 200 basis point increase in interest rates, we would have experienced a 14.3% decrease in net interest income, and in the event of an instantaneous parallel 200 basis point decrease in interest rates, we would have experienced a 1.7% increase in net interest income.

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

The tables below sets forth, as of December 31, 2025 and June 30, 2025, the calculation of the estimated changes in our EVE that would result from the designated immediate changes in the United States Treasury yield curve.

At December 31, 2025
		Estimated Increase (Decrease) in EVE		EVE as a Percentage of Present Value of Assets (3)
Change in Interest Rates (Basis Points)(1)	Estimated EVE (2)	Amount	Percent	EVE Ratio (4)	Increase (Decrease) (Percent)
		(Dollars in thousands)
+300	$81,926	$(45,358)	(35.6)%	9.0%	(29.8)%
+200	98,825	(28,459)	(22.4)%	10.6%	(17.8)%
+100	114,727	(12,556)	(9.9)%	11.9%	(7.3)%
—	127,284	—	—	12.8%	—
-100	135,224	7,941	6.2%	13.3%	3.3%
-200	136,084	8,801	6.9%	13.0%	1.6%
-300	131,742	4,458	3.5%	12.4%	(3.6)%

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

The tables above indicate that at December 31, 2025, in the event of an instantaneous parallel 200 basis point increase in interest rates, we would have experienced a 22.4% decrease in EVE, and in the event of an instantaneous parallel 200 basis point decrease in interest rates, we would have experienced a 6.9% increase in EVE, and at June 30, 2025, in the event of an instantaneous parallel 200 basis point increase in interest rates, we would have experienced a 22.0% decrease in EVE, and in the event of an instantaneous parallel 200 basis point decrease in interest rates, we would have experienced a 7.1% increase in EVE.

At December 31, 2025, all estimated changes described above with respect to net interest income and EVE with respect to potential increases in market interest rates were not in compliance with the current policy limits established by the board of trustees. We have determined that selling assets to comply with our internal policies would result in a significant loss that would deplete capital and, as a result, restrict future growth, while providing limited benefit during a period of declining market interest rates, as has begun in the latter half of 2024.

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

Liquidity and Capital Resources

Liquidity is our ability to meet current and future financial obligations that arise in the ordinary course of business. Liquidity is primarily needed to meet the borrowing and deposit withdrawal requirements of our customers and to fund current and planned expenditures. Our primary sources of funds are deposits, principal and interest payments on loans and securities and proceeds from maturities and calls of securities. We also have the ability to borrow from the Federal Home Loan Bank of Boston. At December 31, 2025, we had $143.6 million outstanding in advances from the Federal Home Loan Bank of Boston. At December 31, 2025, we had the ability to borrow $152.5 million in additional Federal Home Loan Bank of Boston advances. At December 31, 2025, we had a $5.3 million line of credit with the Federal Home Loan Bank of Boston, which was not drawn at December 31, 2025. Additionally, at December 31, 2025, we had a $68.9 million secured line of credit through the Federal Reserve Borrower in Custody program. At that date, there were no amounts outstanding.

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

We seek to maintain a minimum monthly liquidity ratio of 4% to 6% of assets, and a minimum quarterly Primary Liquidity ratio of 10%. At December 31, 2025 and June 30, 2025, we were in compliance with both of these guidelines.

Our cash flows are comprised of three primary classifications: cash flows from operating activities, investing activities, and financing activities. Net cash provided by operating activities was $2.9 million for the six months ended December 31, 2025 and net cash used by operating activities was $277,000 for the six months ended December 31, 2024. Net cash used by investing activities, which consists primarily of disbursements for loan originations and the purchase of investment securities, offset by principal collections on loans and proceeds from maturing securities and pay downs on securities, was $67.3 million and $44.1 million for the six months ended December 31, 2025 and 2024, respectively. Net cash provided by financing activities was $64.0 million and $41.9 million for the six months ended December 31, 2025 and 2024, respectively.

We are committed to maintaining a strong liquidity position. We monitor our liquidity position on a daily basis. We anticipate that we will have sufficient funds to meet our current funding commitments based on our current strategy to increase loans with an increase in core deposits and the continued use of Federal Home Loan Bank of Boston advances, as needed.

At December 31, 2025, Winchester Savings Bank exceeded its applicable regulatory capital requirement, and was considered “well capitalized” under regulatory guidelines.

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

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

We are not involved in any pending legal proceedings as a plaintiff or defendant other than routine legal proceedings occurring in the ordinary course of business, and at December 31, 2025, we were not involved in any legal proceedings, the outcome of which would be material to our financial condition or results of operations.

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

Winchester Bancorp, Inc.

Date: February 11, 2026	By:	/s/ John A. Carroll
John A. Carroll
President and Chief Executive Officer

Date: February 11, 2026	By:	/s/ Elda Heller
Elda Heller
Executive Vice President Chief Financial Officer and Treasurer