Form 10-Q
period 2026-03-31
Winchester Bancorp, Inc./MD/
filed 2026-05-13
CIK 2047235

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2026

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

As of May 13, 2026, the registrant had 9,295,376 shares of common stock outstanding.

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

Winchester Bancorp, Inc. and Subsidiaries

Consolidated Balance Sheets (unaudited)

March 31, 2026 and June 30, 2025

	March 31,	June 30,
	2026	2025
	(In thousands, except share data)
Assets
Cash and due from banks	$1,532	$7,513
Interest-bearing deposits	52,420	47,731
Total cash and cash equivalents	53,952	55,244
Securities available for sale, at fair value	65,204	47,299
Securities held to maturity, at amortized cost	58,784	57,211
Federal Home Loan Bank stock, at cost	6,208	6,278
Loans, net of allowance for credit losses of $4,537 at March 31, 2026 and $4,151 at June 30, 2025	840,544	751,220
Bank owned life insurance	11,280	10,925
Premises and equipment, net	5,714	6,418
Accrued interest receivable	3,620	3,327
Net deferred tax asset	1,081	1,212
Other assets	10,717	10,244
Total assets	$1,057,104	$949,378
Liabilities and stockholders' equity
Non-interest-bearing deposits	$63,445	$55,696
Interest-bearing deposits	720,253	623,486
Federal Home Loan Bank advances	146,883	147,000
Mortgagors’ escrow accounts	1,915	1,756
Accrued expenses and other liabilities	5,464	6,088
Total liabilities	937,960	834,026
Commitments and contingencies
Preferred stock, $.01 par value, 5,000,000 shares authorized, none outstanding	—	—
Common stock, $.01 par value, 20,000,000 shares authorized, 9,295,376 issued and outstanding as of March 31, 2026 and June 30, 2025	93	93
Additional paid-in capital	39,574	39,571
Unearned compensation (ESOP)	(3,195)	(3,346)
Retained earnings	83,901	80,720
Accumulated other comprehensive loss	(1,229)	(1,686)
Total stockholders' equity	119,144	115,352
Total liabilities and stockholders' equity	$1,057,104	$949,378

The accompanying notes are an integral part of these condensed consolidated financial statements.

Winchester Bancorp, Inc. and Subsidiaries

Consolidated Statements of Operations (unaudited)

	Three months ended		Nine months ended
	March 31,		March 31,
	2026	2025	2026	2025
	(In thousands, except share data)
Interest and dividend income:
Interest and fees on loans	$10,861	$9,479	$31,965	$27,739
Interest and dividends on securities	1,183	744	3,463	2,266
Interest on federal funds sold and other interest-bearing deposits	472	390	1,439	1,347
Total interest and dividend income	12,516	10,613	36,867	31,352
Interest expense:
Interest on deposits	4,903	4,681	14,449	14,633
Interest on Federal Home Loan Bank advances	1,316	1,559	4,316	4,547
Total interest expense	6,219	6,240	18,765	19,180
Net interest income	6,297	4,373	18,102	12,172
Provision (benefit) for credit losses	325	(21)	393	1,379
Net interest income, after provision (benefit) for credit losses	5,972	4,394	17,709	10,793
Non-interest income:
Customer service fees	185	167	567	535
Income on bank owned life insurance	117	115	355	351
Loss on available for sale securities, net	—	—	(317)	—
Gain (loss) on marketable equity securities, net	—	(71)	—	152
Gain on sale of loans	—	—	8	—
Miscellaneous	65	88	187	150
Total non-interest income	367	299	800	1,188
Non-interest expense:
Salaries and employee benefits	2,659	2,531	8,049	7,690
Occupancy and equipment, net	464	409	1,373	1,199
Data processing	477	356	1,267	1,008
Deposit insurance	165	210	535	638
Marketing and advertising	216	120	544	312
Net periodic pension and post retirement benefit, less service costs	—	—	(73)	(723)
Other general and administrative	864	695	2,652	1,901
Total non-interest expense	4,845	4,321	14,347	12,025
Income (loss) before income taxes	1,494	372	4,162	(44)
Provision (benefit) for income taxes	349	67	981	(90)
Net income	$1,145	$305	$3,181	$46
Share Data:
Average common shares outstanding, basic and diluted	8,973,154	N/A	8,968,996	N/A
Basic and diluted net income per share	$0.13	N/A	$0.35	N/A

The accompanying notes are an integral part of these condensed consolidated financial statements.

Winchester Bancorp, Inc. and Subsidiaries

Consolidated Statements of Comprehensive Income (unaudited)

	Three months ended		Nine months ended
	March 31,		March 31,
	2026	2025	2026	2025
	(In thousands)
Net income	$1,145	$305	$3,181	$46
Other comprehensive income (loss):
Securities available for sale:
Unrealized holding gains (losses)	(389)	367	273	749
Reclassification adjustment for losses realized in income	—	—	317	—
Net unrealized gains (losses)	(389)	367	590	749
Tax effect	88	(83)	(133)	(169)
Net-of-tax amount	(301)	284	457	580
Comprehensive income	$844	$589	$3,638	$626

The accompanying notes are an integral part of these consolidated financial statements.

Winchester Bancorp, Inc. and Subsidiaries

Consolidated Statements of Changes in Stockholders’ Equity (unaudited)

Three Months Ended March 31, 2026 and 2025

	Shares of Common Stock	Common Stock	Additional Paid in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Unearned Compensation ESOP	Total Stockholders' Equity
	(In thousands, except share data)
Balance at December 31, 2025	9,295,376	$93	$39,564	$82,756	$(928)	$(3,238)	$118,247
Comprehensive income (loss)	—	—	—	1,145	(301)	—	844
ESOP shares released and committed to be released	—	—	10	—	—	43	53
Balance at March 31, 2026	9,295,376	$93	$39,574	$83,901	$(1,229)	$(3,195)	$119,144

	Surplus	Accumulated Other Comprehensive Income (Loss)	Total Surplus
	(In thousands)
Balance at December 31, 2024	$81,835	$(1,510)	$80,325
Comprehensive income	305	284	589
Balance at March 31, 2025	$82,140	$(1,226)	$80,914

The accompanying notes are an integral part of these consolidated financial statements.

Winchester Bancorp, Inc. and Subsidiaries

Consolidated Statements of Changes in Stockholders’ Equity (unaudited)

Nine Months Ended March 31, 2026 and 2025

	Shares of Common Stock	Common Stock	Additional Paid in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Unearned Compensation ESOP	Total Stockholders' Equity
	(In thousands, except share data)
Balance at June 30, 2025	9,295,376	$93	$39,571	$80,720	$(1,686)	$(3,346)	$115,352
Comprehensive income	—	—	—	3,181	457	—	3,638
ESOP shares released and committed to be released	—	—	3	—	—	151	154
Balance at March 31, 2026	9,295,376	$93	$39,574	$83,901	$(1,229)	$(3,195)	$119,144

	Surplus	Accumulated Other Comprehensive Income (Loss)	Total Surplus
	(In thousands)
Balance at June 30, 2024	$82,094	$(1,806)	$80,288
Comprehensive income	46	580	626
Balance at March 31, 2025	$82,140	$(1,226)	$80,914

The accompanying notes are an integral part of these consolidated financial statements.

Winchester Bancorp, Inc. and Subsidiaries

Consolidated Statements of Cash Flows (unaudited)

For the Nine Months Ended March 31, 2026 and 2025

	Nine months ended
	March 31,
	2026	2025
	(In thousands)
Cash flows from operating activities:
Net income	$3,181	$46
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for credit losses	393	1,379
Net amortization of securities	25	273
Depreciation and amortization	757	627
Increase in cash surrender value of bank owned life insurance	(355)	(351)
Amortization (accretion) of net deferred loan origination costs/fees	100	(41)
Losses on sale of securities available for sale, net	317	—
Gain on marketable equity securities, net	—	(152)
Deferred tax provision	63	—
Net change in:
Accrued interest receivable	(293)	104
Other assets	(473)	(1,204)
Accrued expenses and other liabilities	549	(110)
Net cash provided by operating activities	4,264	571
Cash flows from investing activities:
Activity in securities available for sale:
Maturities, calls and prepayments	9,398	14,153
Sales	7,195	—
Purchases	(34,122)	(17,493)
Activity in securities held to maturity:
Maturities, calls and prepayments	4,739	12,688
Purchases	(6,391)	(9,000)
Redemption (purchase) of Federal Home Loan Bank stock	70	(338)
Loan originations, net of principal payments	(90,950)	(47,262)
Purchase of premises and equipment, net	(53)	(259)
Net cash used by investing activities	(110,114)	(47,511)
Cash flows from financing activities:
Net increase in deposits	104,516	67,689
Net change in short-term Federal Home Loan Bank advances	10,500	(15,470)
Proceeds from long-term Federal Home Loan Bank advances	—	30,000
Repayment of long-term Federal Home Loan Bank advances	(10,617)	(13,000)
Net increase in mortgagors’ escrow accounts	159	224
Net cash provided by financing activities	104,558	69,443
Net change in cash and cash equivalents	(1,292)	22,503
Cash and cash equivalents at beginning of year	55,244	44,114
Cash and cash equivalents at end of year	$53,952	$66,617
Supplemental cash flow information:
Interest paid on deposits	$14,525	$14,647
Interest paid on Federal Home Loan Bank advances	4,378	4,847
Income taxes paid, net of (refunds)	1,216	232

The accompanying notes are an integral part of these condensed consolidated financial statements.

Winchester Bancorp, Inc. and Subsidiaries

Notes to Unaudited Consolidated Financial Statements

1.
SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accompanying audited consolidated financial statements of Winchester Bancorp, Inc. (the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America (U.S. GAAP) for interim information. Accordingly, they do not include all the information and footnote disclosures required by GAAP for complete financial statements. In the opinion of management, all normal recurring adjustments necessary for a fair presentation of the financial condition and result of operations for the periods have been included.

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

Business

The Company is a Maryland corporation whose primary purpose is to act as the holding company for the Bank. The Bank provides a variety of financial services to individuals and small businesses through its offices in Winchester, Woburn, Danvers and Arlington, Massachusetts. Its primary deposit products are checking, savings and term certificate accounts and its primary lending products are residential, commercial and multi-family real estate and construction loans.

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

For the year ended June 30, 2025, the Company measured the allowance for credit losses using the Scaled CECL Allowance for Losses Estimator (“SCALE”) which has asset size limitations for institutions to use the methodology. Effective July 1, 2025 the Company could no longer use SCALE and changed its Allowance for Credit Loss methodology to use a quantitative Discounted Cash Flow (“DCF”) model combined with the assessment of certain qualitative factors.

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

2.
SECURITIES

The amortized cost and fair value of available for sale and held to maturity securities, at March 31, 2026 and June 30, 2025, with gross unrealized gains and losses, follows:

	March 31, 2026
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In thousands)
Securities Available for Sale
U.S. Government agency and U.S. Government- sponsored enterprise obligations	$16,771	$—	$(110)	$16,661
U.S. Government agency and U.S. Government- sponsored enterprise residential mortgage- backed securities	37,137	468	(129)	37,476
Corporate bonds and obligations	11,880	—	(813)	11,067
Total securities available for sale	$65,788	$468	$(1,052)	$65,204
Securities Held to Maturity
U.S. Government and U.S. Government-sponsored enterprise obligations	$30,717	$—	$(783)	$29,934
U.S. Government agency and U.S. Government- sponsored enterprise residential mortgage- backed securities	16,917	100	(185)	16,832
Corporate bonds and obligations	9,241	—	(841)	8,400
Municipal bonds	1,909	306	(70)	2,145
Total securities held to maturity	$58,784	$406	$(1,879)	$57,311

	June 30, 2025
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In thousands)
Securities Available for Sale
U.S. Government agency and U.S. Government- sponsored enterprise obligations	$8,000	$1	$(39)	$7,962
U.S. Government agency and U.S. Government- sponsored enterprise residential mortgage- backed securities	22,485	119	(37)	22,567
Corporate bonds and obligations	17,988	—	(1,218)	16,770
Total securities available for sale	$48,473	$120	$(1,294)	$47,299
Securities Held to Maturity
U.S. Government and U.S. Government-sponsored enterprise obligations	$28,721	$2	$(1,034)	$27,689
U.S. Government agency and U.S. Government- sponsored enterprise residential mortgage- backed securities	17,233	82	(244)	17,071
Corporate bonds and obligations	9,312	—	(885)	8,427
Municipal bonds	1,945	282	(91)	2,136
Total securities held to maturity	$57,211	$366	$(2,254)	$55,323

The amortized cost and fair value of debt securities by contractual maturity at March 31, 2026 are shown as follows. Expected maturities may differ from contractual maturities because the issuers, in certain instances, have the right to call or prepay obligations with or without call or prepayment penalties.

	Available for Sale		Held to Maturity
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(In thousands)
Within 1 year	$1,013	$998	$6,450	$6,373
Over 1 year through 5 years	9,367	8,569	25,424	24,199
Over 5 years through 10 years	6,490	6,435	4,995	4,947
Over 10 years	11,781	11,726	4,998	4,960
	28,651	27,728	41,867	40,479
U.S. Government agency and U.S. Government- sponsored enterprise residential mortgage- backed securities	37,137	37,476	16,917	16,832
Total securities	$65,788	$65,204	$58,784	$57,311

There were no realized losses on securities for the three months ended March 31, 2026 and 2025 or the nine months ended March 31, 2025. During the nine months ended March 31, 2026, the Company sold $7.2 million of available for sale securities resulting in gross realized losses of $317,000.

Allowance for Credit Losses-Securities

Available for sale (AFS) and held to maturity (HTM) securities, which are issued by the U. S. Treasury or are guaranteed by government agencies do not currently have an allowance for credit loss as the Company determined these securities are either backed by the full faith and credit of the U.S. government and/or there is an unconditional commitment to make interest payments and to return the principal investment in full to investors when a debt security reaches maturity. In assessing the Company’s investments in government-sponsored and U.S. government guaranteed mortgage-backed securities and government-sponsored enterprise obligations, the contractual cash flows of these investments are guaranteed by the respective government-sponsored enterprise. Accordingly, it is expected that the securities would not be settled at a price less than the par value of the Company’s investments. The Company will evaluate this position no less than annually, however, certain items which may cause the Company to change this methodology include legislative changes that reduce or eliminate the U.S. government’s implicit guarantee on such securities. Any expected credit losses would be presented as an allowance for credit loss. For corporate and municipal bonds, whether they are AFS or HTM, a probability of default and a loss given default analysis is performed to determine whether an allowance for credit losses is needed. There was no allowance for credit losses established on AFS or HTM securities during the nine months ended March 31, 2026.

Information pertaining to securities with gross unrealized losses at March 31, 2026 and June 30, 2025, aggregated by investment category and length of time that individual securities have been in a continuous loss position, follows:

	Less Than Twelve Months		Twelve Months or Over
	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value
		(In thousands)
March 31, 2026
Securities Available for Sale
U.S. Government and U.S. Government- sponsored enterprise obligations	$110	$15,661	$—	$—
U.S. Government agency and U.S. Government- sponsored enterprise residential mortgage- backed securities	124	10,170	5	2,122
Corporate bonds and obligations	—	—	813	11,067
Total securities available for sale	$234	$25,831	$818	$13,189
Securities Held to Maturity
U.S. Government and U.S. Government-sponsored enterprise obligations	$223	$4,773	$560	$25,161
U.S. Government agency and U.S. Government- sponsored enterprise residential mortgage- backed securities	12	1,422	173	2,926
Corporate bonds and obligations	—	—	841	8,400
Municipal bonds	—	—	70	1,146
Total securities held to maturity	$235	$6,195	$1,644	$37,633

	Less Than Twelve Months		Twelve Months or Over
	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value
		(In thousands)
June 30, 2025
Securities Available for Sale
U.S. Government and U.S. Government- sponsored enterprise obligations	$39	$6,961	$—	$—
U.S. Government agency and U.S. Government- sponsored enterprise residential mortgage- backed securities	29	6,697	8	2,438
Corporate bonds and obligations	—	—	1,218	16,770
Total securities available for sale	$68	$13,658	$1,226	$19,208
Securities Held to Maturity
U.S. Government and U.S. Government-sponsored enterprise obligations	$19	$2,981	$1,015	$22,209
U.S. Government agency and U.S. Government- sponsored enterprise residential mortgage- backed securities	20	6,297	224	3,177
Corporate bonds and obligations	—	—	885	8,427
Municipal bonds	—	—	91	1,136
Total securities held to maturity	$39	$9,278	$2,215	$34,949

The Company monitors the credit quality of securities through the use of credit ratings. Management evaluates debt securities for impairment at least quarterly, and more frequently when economic or market concerns warrant such evaluation.

At March 31, 2026, 124 debt securities have unrealized losses with aggregate depreciation of 3.40% of the Company’s amortized cost basis. The decline in market value is attributable to changes in interest rates and not to credit quality, and the Company currently does not believe it is probable that it will be unable to collect all amounts due according to the contractual terms of the investments. Therefore, it is expected that the securities would not be settled at a price less than the par value of the investment. Because the Company does not intend to sell the securities and it is not “more likely than not” that the Company will be required to sell the securities before recovery of their amortized cost bases, which may be maturity, the Company does not consider these securities to be impaired at March 31, 2026.

Accrued Interest Receivable

There were no write offs during the nine months ended March 31, 2026 and the year ended June 30, 2025. The balance of accrued interest receivable on investments was $843,000 and $857,000 at March 31, 2026 and June 30, 2025, respectively.

3.
LOANS

A summary of the balances of loans follows:

	March 31,	June 30,
	2026	2025
	(In thousands)
Mortgage loans:
Residential real estate	$389,485	$357,748
Commercial real estate	108,515	102,270
Multi-family	216,340	166,691
Construction	95,803	95,941
Home equity loans and lines-of-credit	29,034	26,786
Total mortgage loans	839,177	749,436
Commercial loans	4,127	4,335
Consumer loans	233	339
Total loans	843,537	754,110
Allowance for credit losses	(4,537)	(4,151)
Net deferred loan origination costs	1,544	1,261
Loans, net	$840,544	$751,220

The Company has sold mortgage loans in the secondary mortgage market and has retained the servicing responsibility and receives fees for the services provided. Total loans serviced for others at March 31, 2026 and June 30, 2025 amounted to $22.3 million and $22.4 million, respectively, and are not included on the accompanying consolidated balance sheets.

Activity in the allowance for credit losses, by segment, for the three months ended March 31, 2026 follows:

	Residential Real Estate	Commercial Real Estate	Multi-family	Construction	Home Equity	Commercial	Consumer	Unallocated	Total
	(In thousands)
Allowance for credit losses-loans
Balance at December 31, 2025	$1,581	$823	$1,138	$628	$116	$37	$1	$72	$4,396
Provision (benefit) for credit losses	73	(64)	188	35	(9)	2	—	(72)	153
Loans charged-off	—	—	—	(12)	—	—	—	—	(12)
Recoveries	—	—	—	—	—	—	—	—	—
Balance at March 31, 2026	$1,654	$759	$1,326	$651	$107	$39	$1	$—	$4,537

	Residential Real Estate	Commercial Real Estate	Multi-family	Construction	Home Equity	Commercial	Consumer	Unallocated	Total
	(In thousands)
Allowance for off balance sheet credit exposures
Balance at December 31, 2025	$3	$5	$69	$276	$71	$5	$—	$—	$429
Provision (benefit) for credit losses	1	—	(63)	242	(7)	(1)	—	—	172
Balance at March 31, 2026	$4	$5	$6	$518	$64	$4	$—	$—	$601

The increase in the allowance for credit losses on loans during the three months ended March 31, 2026 was due to the overall growth in the loan portfolio.

Activity in the allowance for credit losses, by segment, for the nine months ended March 31, 2026 follows:

	Residential Real Estate	Commercial Real Estate	Multi-family	Construction	Home Equity	Commercial	Consumer	Unallocated	Total
	(In thousands)
Allowance for credit losses-loans
Balance at June 30, 2025	$1,510	$579	$944	$705	$113	$298	$2	$—	$4,151
Provision (benefit) for credit losses	144	180	382	268	(6)	11	(1)	—	978
Loans charged-off	—	—	—	(322)	—	(270)	—	—	(592)
Recoveries	—	—	—	—	—	—	—	—	—
Balance at March 31, 2026	$1,654	$759	$1,326	$651	$107	$39	$1	$—	$4,537

	Residential Real Estate	Commercial Real Estate	Multi-family	Construction	Home Equity	Commercial	Consumer	Unallocated	Total
	(In thousands)
Allowance for off balance sheet credit exposures
Balance at June 30, 2025	$60	$16	$25	$1,067	$4	$14	$—	$—	$1,186
Provision (benefit) for credit losses	(56)	(11)	(19)	(549)	60	(10)	—	—	(585)
Balance at March 31, 2026	$4	$5	$6	$518	$64	$4	$—	$—	$601

The increase in the allowance for credit losses on loans during the nine months ended March 31, 2026 was due to the change in methodology and overall growth in the loan portfolio. The decrease in the allowance for credit losses for the off balance sheet credit exposures was due to the change in methodology.

The allowance for credit losses and total loans, by loan segment, at March 31, 2026 and June 30, 2025 follows:

	Residential Real Estate	Commercial Real Estate	Multi-family	Construction	Home Equity	Commercial	Consumer	Unallocated	Total
	(In thousands)
March 31, 2026
Allowance for individually evaluated loans	$—	$—	$—	$—	$—	$—	$—	$—	$—
Allowance for collectively evaluated loans	1,654	759	1,326	651	107	39	1	—	4,537
Total allowance for credit losses	$1,654	$759	$1,326	$651	$107	$39	$1	$—	$4,537
Individually evaluated loans	$501	$1,166	$—	$—	$—	$—	$—		$1,667
Collectively evaluated loans	388,984	107,349	216,340	95,803	29,034	4,127	233		841,870
Total loans	$389,485	$108,515	$216,340	$95,803	$29,034	$4,127	$233		$843,537

	Residential Real Estate	Commercial Real Estate	Multi-family	Construction	Home Equity	Commercial	Consumer	Unallocated	Total
	(In thousands)
June 30, 2025
Allowance for individually evaluated loans	$—	$—	$—	$—	$—	$270	$—	$—	$270
Allowance for collectively evaluated loans	1,510	579	944	705	113	28	2	—	3,881
Total allowance for credit losses	$1,510	$579	$944	$705	$113	$298	$2	$—	$4,151
Individually evaluated loans	$741	$1,166	$—	$—	$—	$270	$—		$2,177
Collectively evaluated loans	357,007	101,104	166,691	95,941	26,786	4,065	339		751,933
Total loans	$357,748	$102,270	$166,691	$95,941	$26,786	$4,335	$339		$754,110

Activity in the allowance for credit losses, by segment, for the three months ended March 31, 2025 follows:

	Residential Real Estate	Commercial Real Estate	Multi-family	Construction	Home Equity	Commercial	Consumer	Unallocated	Total
	(In thousands)
Allowance for credit losses-loans
Balance at December 31, 2024	$1,365	$512	$731	$806	$102	$76	$5	$38	$3,635
Provision (benefit) for credit losses	54	35	71	(113)	6	3	(3)	(38)	15
Loans charged-off	—	—	—	—	—	(50)	—	—	(50)
Recoveries	—	—	—	—	—	—	—	—	—
Balance at March 31, 2025	$1,419	$547	$802	$693	$108	$29	$2	$—	$3,600

	Residential Real Estate	Commercial Real Estate	Multi-family	Construction	Home Equity	Commercial	Consumer	Unallocated	Total
	(In thousands)
Allowance for off balance sheet credit exposures
Balance at December 31, 2024	$38	$6	$10	$1,005	$3	$15	$—	$—	$1,077
Provision (benefit) for credit losses	29	38	55	(157)	2	(3)	—	—	(36)
Balance at March 31, 2025	$67	$44	$65	$848	$5	$12	$—	$—	$1,041

Activity in the allowance for credit losses, by segment, for the nine months ended March 31, 2025 follows:

	Residential Real Estate	Commercial Real Estate	Multi-family	Construction	Home Equity	Commercial	Consumer	Unallocated	Total
	(In thousands)
Allowance for credit losses-loans
Balance at June 30, 2024	$1,292	$485	$710	$778	$102	$39	$9	$36	$3,451
Provision (benefit) for credit losses	127	147	92	(85)	6	1,282	(7)	(36)	1,526
Loans charged-off	—	(85)	—	—	—	(1,330)	—	—	(1,415)
Recoveries	—	—	—	—	—	38	—	—	38
Balance at March 31, 2025	$1,419	$547	$802	$693	$108	$29	$2	$—	$3,600

	Residential Real Estate	Commercial Real Estate	Multi-family	Construction	Home Equity	Commercial	Consumer	Unallocated	Total
	(In thousands)
Allowance for off balance sheet credit exposures
Balance at June 30, 2024	$47	$9	$14	$937	$4	$16	$—	$161	$1,188
Provision (benefit) for credit losses	20	35	51	(89)	1	(4)	—	(161)	(147)
Balance at March 31, 2025	$67	$44	$65	$848	$5	$12	$—	$—	$1,041

The following is a summary of past due and non-accrual loans at March 31, 2026 and June 30, 2025:

	30-59 Days Past Due	60-89 Days Past Due	90 Days or Greater Past Due	Total Past Due	Loans on Non-accrual
	(In thousands)
March 31, 2026
Residential real estate	$512	$—	$74	$586	$501
Commercial real estate	—	—	1,166	1,166	1,166
Consumer	—	5	—	5	—
Total	$512	$5	$1,240	$1,757	$1,667

	30-59 Days Past Due	60-89 Days Past Due	90 Days or Greater Past Due	Total Past Due	Loans on Non-accrual
	(In thousands)
June 30, 2025
Residential real estate	$—	$—	$340	$340	$777
Commercial real estate	—	—	1,166	1,166	1,166
Commercial	—	—	270	270	270
Total	$—	$—	$1,776	$1,776	$2,213

There are no loans 90 days or greater past due and still accruing at March 31, 2026 and June 30, 2025. The balance of accrued interest receivable on loans was $2.8 million at March 31, 2026 and $2.5 million at June 30, 2025. There was no accrued interest reversed on non-accrual loans during the three months ended March 31, 2025. There was $30,000 of accrued interest reversed during the nine months end March 31, 2025. There was no accrued interest reversed on non-accrual loans during the three and nine months ended March 31, 2026.

No additional funds are committed to be advanced in connection with the individually evaluated loans. There were no loan modifications to borrowers experiencing financial difficulty during the nine months ended March 31, 2026 and the year ended June 30, 2025.

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

The following table presents the Company’s risk rated loans by year of origination and gross write-offs at and for the nine months ended March 31, 2026:

	As of March 31, 2026
	Loans amortized cost basis by origination year
Rating:	2026	2025	2024	2023	2022	Prior	Total
	(In thousands)
Residential Real Estate:
Performing	$57,305	$27,789	$33,874	$37,323	$67,666	$165,027	$388,984
Watch	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	501	501
Doubtful	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—
Total	$57,305	$27,789	$33,874	$37,323	$67,666	$165,528	$389,485
Current-period gross write-offs	$—	$—	$—	$—	$—	$—	$—
Commercial Real Estate:
1-6 (Pass)	$17,082	$16,009	$7,318	$23,485	$14,687	$28,768	$107,349
7 (Watch)	—	—	—	—	—	—	—
8 (Substandard)	—	—	—	—	—	—	—
9 (Doubtful)	—	—	—	—	—	1,166	1,166
10 (Loss)	—	—	—	—	—	—	—
Total	$17,082	$16,009	$7,318	$23,485	$14,687	$29,934	$108,515
Current-period gross write-offs	$—	$—	$—	$—	$—	$—	$—
Multi-family:
1-6 (Pass)	$54,527	$10,107	$15,574	$75,890	$23,469	$36,773	$216,340
7 (Watch)	—	—	—	—	—	—	—
8 (Substandard)	—	—	—	—	—	—	—
9 (Doubtful)	—	—	—	—	—	—	—
10 (Loss)	—	—	—	—	—	—	—
Total	$54,527	$10,107	$15,574	$75,890	$23,469	$36,773	$216,340
Current-period gross write-offs	$—	$—	$—	$—	$—	$—	$—
Construction:
1-6 (Pass)	$42,327	$34,776	$9,457	$9,169	$—	$74	$95,803
7 (Watch)	—	—	—	—	—	—	—
8 (Substandard)	—	—	—	—	—	—	—
9 (Doubtful)	—	—	—	—	—	—	—
10 (Loss)	—	—	—	—	—	—	—
Total	$42,327	$34,776	$9,457	$9,169	$—	$74	$95,803
Current-period gross write-offs	$—	$—	$322	$—	$—	$—	$322
Home equity loans and lines-of-credit:
Performing	$5,825	$988	$1,470	$4,434	$5,810	$10,507	$29,034
Watch	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—
Total	$5,825	$988	$1,470	$4,434	$5,810	$10,507	$29,034
Current-period gross write-offs	$—	$—	$—	$—	$—	$—	$—
Commercial:
1-6 (Pass)	$225	$—	$176	$2,558	$49	$1,119	$4,127
7 (Watch)	—	—	—	—	—	—	—
8 (Substandard)	—	—	—	—	—	—	—
9 (Doubtful)	—	—	—	—	—	—	—
10 (Loss)	—	—	—	—	—	—	—
Total	$225	$—	$176	$2,558	$49	$1,119	$4,127
Current-period gross write-offs	$—	$270	$—	$—	$—	$—	$270
Consumer:
Performing	$54	$8	$2	$—	$—	$169	$233
Watch	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—
Total	$54	$8	$2	$—	$—	$169	$233
Current-period gross write-offs	$—	$—	$—	$—	$—	$—	$—

The following table presents the Bank’s risk rated loans by year of origination and gross write-offs at and for the year ended June 30, 2025:

	As of June 30, 2025
	Loans amortized cost basis by origination year
Rating:	2025	2024	2023	2022	2021	Prior	Total
	(In thousands)
Residential Real Estate:
Performing	$42,577	$40,068	$45,204	$50,964	$80,363	$97,661	$356,837
Watch	—	—	—	—	—	571	571
Substandard	—	—	—	—	—	340	340
Doubtful	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—
Total	$42,577	$40,068	$45,204	$50,964	$80,363	$98,572	$357,748
Current-period gross write-offs	$—	$—	$—	$—	$—	$—	$—
Commercial Real Estate:
1-6 (Pass)	$16,761	$7,748	$26,080	$16,091	$696	$33,046	$100,422
7 (Watch)	—	—	—	—	—	606	606
8 (Substandard)	—	—	—	—	—	76	76
9 (Doubtful)	—	—	—	—	—	1,166	1,166
10 (Loss)	—	—	—	—	—	—	—
Total	$16,761	$7,748	$26,080	$16,091	$696	$34,894	$102,270
Current-period gross write-offs	$—	$—	$—	$—	$—	$85	$85
Multi-family:
1-6 (Pass)	$31,823	$6,960	$59,122	$29,416	$21,366	$18,004	$166,691
7 (Watch)	—	—	—	—	—	—	—
8 (Substandard)	—	—	—	—	—	—	—
9 (Doubtful)	—	—	—	—	—	—	—
10 (Loss)	—	—	—	—	—	—	—
Total	$31,823	$6,960	$59,122	$29,416	$21,366	$18,004	$166,691
Current-period gross write-offs	$—	$—	$—	$—	$—	$—	$—
Construction:
1-6 (Pass)	$23,129	$34,068	$35,878	$—	$—	$147	$93,222
7 (Watch)	—	—	2,719	—	—	—	2,719
8 (Substandard)	—	—	—	—	—	—	—
9 (Doubtful)	—	—	—	—	—	—	—
10 (Loss)	—	—	—	—	—	—	—
Total	$23,129	$34,068	$38,597	$—	$—	$147	$95,941
Current-period gross write-offs	$—	$—	$—	$—	$—	$—	$—
Home equity loans and lines-of-credit:
Performing	$3,554	$2,975	$4,325	$4,147	$3,307	$8,478	$26,786
Watch	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—
Total	$3,554	$2,975	$4,325	$4,147	$3,307	$8,478	$26,786
Current-period gross write-offs	$—	$—	$—	$—	$—	$—	$—
Commercial:
1-6 (Pass)	$—	$—	$1,551	$986	$—	$1,528	$4,065
7 (Watch)	—	—	—	—	—	—	—
8 (Substandard)	—	—	—	—	—	—	—
9 (Doubtful)	—	270	—	—	—	—	270
10 (Loss)	—	—	—	—	—	—	—
Total	$—	$270	$1,551	$986	$—	$1,528	$4,335
Current-period gross write-offs	$—	$1,330	$—	$—	$—	$—	$1,330
Consumer:
Performing	$21	$11	$81	$51	$44	$131	$339
Watch	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—
Total	$21	$11	$81	$51	$44	$131	$339
Current-period gross write-offs	$—	$—	$—	$—	$—	$—	$—

4. MINIMUM REGULATORY CAPITAL REQUIREMENTS

The Bank has elected to comply with the community bank leverage ratio framework issued by the federal banking agencies. The framework provides for a simple measure of capital adequacy, calculated as Tier 1 capital divided by average total consolidated assets, which is consistent with how the Bank currently calculates its leverage ratio. Under this framework, a bank that maintains a community bank leverage ratio of greater than 9% is considered to have satisfied the risk-based and leverage capital ratios, effective July 1, 2026 the ratio will be reduced to 8%. As of March 31, 2026 and June 30, 2025, the Bank met the minimum requirement with a community bank leverage ratio of 10.00% and 10.48%, respectively. As a small bank holding company, the Company is exempt from required minimum regulatory capital requirements.

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

	March 31, 2026
				Total
	Level 1	Level 2	Level 3	Fair Value
	(In thousands)
Assets
Debt securities available for sale	$—	$65,204	$—	$65,204
Derivative assets	—	48	—	48
Total	$—	$65,252	$—	$65,252
Liabilities
Derivative liabilities	$—	$49	$—	$49

	June 30, 2025
				Total
	Level 1	Level 2	Level 3	Fair Value
Assets	(In thousands)
Debt securities available for sale	$—	$47,299	$—	$47,299
Total	$—	$47,299	$—	$47,299

Assets measured at fair value on a non-recurring basis

The Company may also be required, from time to time, to measure certain other assets and liabilities at fair value on a non-recurring basis in accordance with generally accepted accounting principles.

These adjustments to fair value usually result from application of lower-of-cost-or-market accounting or write-downs of individual assets. There were no assets or liabilities measured at fair value on a non-recurring basis at March 31, 2026 and June 30, 2025.

Summary of Fair Values of Financial Instruments

The estimated fair values, and related carrying amounts, of the Bank’s financial instruments are as follows. Certain financial instruments and all non-financial instruments are exempt from disclosure requirements. Accordingly, the aggregate fair value amounts presented herein do not represent the underlying fair value of the Company.

	Carrying	Fair Value
	Amount	Level 1	Level 2	Level 3
	(In Thousands)
March 31, 2026
Financial assets:
Cash and cash equivalents	$53,952	$53,952	$—	$—
Securities available for sale	65,204	—	65,204	—
Securities held to maturity	58,784	—	57,311	—
Federal Home Loan Bank stock	6,208	—	6,208	—
Derivative assets	48		48
Loans, net	840,544	—	—	824,163
Accrued interest receivable	3,620	—	3,620	—
Financial liabilities:
Deposits	783,698	—	—	745,398
Federal Home Loan Bank advances	146,883	—	146,959	—
Mortgagors’ escrow accounts	1,915	—	1,915	—
Accrued interest payable	401	—	401	—
Derivative liabilities	49	—	49	—
June 30, 2025
Financial assets:
Cash and cash equivalents	$55,244	$55,244	$—	$—
Securities available for sale	47,299	—	47,299	—
Securities held to maturity	57,211	—	55,323	—
Federal Home Loan Bank stock	6,278	—	6,278	—
Loans, net	751,220	—	—	719,669
Accrued interest receivable	3,327	—	3,327	—
Financial liabilities:
Deposits	679,182	—	—	644,452
Federal Home Loan Bank advances	147,000	—	147,082	—
Mortgagors’ escrow accounts	1,756	—	1,756	—
Accrued interest payable	538	—	538	—

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

Interest Rate Swaps

An interest rate swap is an agreement whereby one party agrees to pay a floating rate of interest on a notional principal amount in exchange for receiving a fixed rate of interest on the same notional amount, for a predetermined period of time, from a second party. The amounts relating to the notional principal amount are not actually exchanged. The Company has entered into an interest rate swap in which it pays fixed and receives floating rate interest in order to manage its interest rate risk exposure to the changes in fair value on certain fixed-rate investments. For interest rate swaps that are accounted for as fair value hedges, changes in fair value are included in net income. The following table reflects the Company’s derivative position for an interest rate swap which qualifies as a fair value hedge for accounting purposes as of March 31, 2026:

			Weighted Average Rate
	Notional Amount	Weighted Average Maturity	Fixed Rate Paid	Current SOFR Rate Received	Fair Value
	(in thousands)	(in years)			(in thousands)
Interest rate swap on investments	$9,332	7.9 yrs	3.74%	3.82%	$49

The table below presents the fair value of the Company’s derivative financial instrument, as well as the classification on the Consolidated Balance Sheet as of March 31, 2026:

	Asset Derivatives		Liability Derivatives
	Balance Sheet	Fair Value at	Balance Sheet	Fair Value at
	Location	March 31, 2026	Location	March 31, 2026
(in thousands)
Interest rate swap on investments	Securities	$48	Other Liabilities	$49

The Company has an agreement with its derivative counterparty that contains a provision where if the Company defaults (or is capable of being declared in default) on any of its indebtedness, then the Company could also be declared in default on its derivative obligations, and it could be required to terminate its derivative positions with the counterparty. In order to mitigate counterparty default risk in conjunction with its derivative contract, the Company was required to maintain $200,000 of collateral in a deposit account with the counterparty as of March 31, 2026.

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

There were no securities that had a dilutive effect during the three months and nine months ended March 31, 2026, and therefore the weighted-average common shares outstanding used to calculate both basic and diluted EPS are the same. Unallocated ESOP shares are not deemed outstanding for earnings per share calculations. For the three months and nine months ended March 31, 2026, there were no anti-dilutive shares. Earnings per share data is not applicable for the three months and nine months ended March 31, 2025 as the Company had no shares outstanding.

	For the Three Months Ended	For the Nine Months Ended
	March 31,	March 31,
	2026	2026
	(Dollars in thousands)	(Dollars in thousands)
Net income applicable to common shares	$1,145	$3,181

Average number of common shares outstanding	9,295,376	9,295,376
Less: average unallocated ESOP shares	322,222	326,380
Average number of common shares outstanding used to calculate basic and diluted EPS	8,973,154	8,968,996
Net income per common share:
Basic and diluted	$0.13	$0.35

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

General

Management’s discussion and analysis of financial condition and results of operations at March 31, 2026 and June 30, 2025 and for the three months and nine months ended March 31, 2026 and 2025 is intended to assist in understanding the financial condition and results of operations of the Company. The information contained in this section should be read in conjunction with the unaudited financial statements and the notes thereto appearing in Part I, Item 1, of this Quarterly Report on Form 10-Q.

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

The allowance for credit losses on loans is evaluated on a regular basis by management. This evaluation is inherently subjective as it requires estimates that are susceptible to significant revision as more information becomes available. For example, an increase of 25 basis points as to our lifetime loss rate for qualitative factors for all loan categories at March 31, 2026 would have increased our allowance for credit losses on loans at that date to $6.6 million from $4.5 million.

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

Comparison of Financial Condition at March 31, 2026 and June 30, 2025

Total Assets. Total assets increased $107.7 million, or 11.3%, to $1.06 billion at March 31, 2026, from $949.4 million at June 30, 2025. The increase was primarily due to increases in loans and investment securities.

Cash and Cash Equivalents. Cash and cash equivalents decreased $1.3 million, or 2.3%, to $54.0 million at March 31, 2026 from $55.2 million at June 30, 2025.

Investment Securities. Investment securities, comprised of both available for sale and held to maturity securities, aggregated $124.0 million at March 31, 2026 compared to $104.5 million at June 30, 2025, as we continued to invest stock offering proceeds into government agency and mortgage backed securities.

Gross Loans. Loans increased $89.4 million, or 11.9%, to $843.5 million at March 31, 2026 compared to $754.1 million at June 30, 2025. The main driver of the new growth was in multi-family and residential real estate loans, which increased $49.6 million and $31.7 million, respectively. The commercial real estate and home equity portfolios also increased $6.2 million and $2.2 million, respectively. We remained focused on originating multi-family, commercial and residential real estate loans as the primary drivers of loan portfolio growth.

Deposits. Deposits increased $104.5 million, or 15.4%, to $783.7 million at March 31, 2026 from $679.2 million at June 30, 2025. Money market accounts drove the increase, rising $108.7 million, or 90.1%, to $229.3 million at March 31, 2026 from $120.6 million at June 30, 2025, primarily due to growth in municipal customer deposits. Offsetting the increase in money market accounts was a decrease of $4.2 million, or 1.5%, in certificates of deposit to $278.9 million at March 31, 2026 from $283.2 million at June 30, 2025. All of our deposits are fully insured by the FDIC or the Depositors Insurance Fund.

Borrowings. Borrowings, which consisted solely of Federal Home Loan Bank of Boston advances, decreased $117,000, or 0.1%, to $146.9 million at March 31, 2026, compared to $147.0 million at June 30, 2025, as the inflows from the increase in deposits were used to restructure wholesale funding.

Total Stockholders’ Equity. Total stockholders’ equity increased $3.8 million, and was $119.1 million at March 31, 2026 and $115.4 million at June 30, 2025. Total stockholders’ equity increased due to a $457,000 decrease in accumulated other comprehensive loss to $1.2 million at March 31, 2026, and the net income increase of $3.2 million for the nine months ended March 31, 2026.

Comparison of Operating Results for the Three Months Ended March 31, 2026 and 2025

General. We recorded net income of $1.1 million and $305,000 for the three months ended March 31, 2026 and 2025, respectively. The increase in net income was due to an increase in interest and dividend income and a decrease in the cost of funds, partially offset by an increase in operating expense.

Interest and Dividend Income. Interest and dividend income increased $1.9 million, or 17.9%, to $12.5 million for the three months ended March 31, 2026, from $10.6 million for the three months ended March 31, 2025. Interest and fees on loans, which is our primary source of interest income, increased $1.4 million, or 14.6%, to $10.9 million for the three months ended March 31, 2026.

The average balance of loans increased by $82.1 million, or 11.2%, to $817.3 million for the three months ended March 31, 2026, over the average balance for the three months ended March 31, 2025, while the average yield on loans increased by 16 basis points to 5.32% for the three months ended March 31, 2026, from 5.16% for the three months ended March 31, 2025. The increase in the average yield was due to a change in the composition of our loan portfolio to include a higher percentage of higher yielding construction and commercial real estate loans, as well as multi-family residential real estate loans. The increase in average balance was due to our continuing to pursue new commercial relationships.

Interest Expense. Total interest expense totaled $6.2 million for the three months ended March 31, 2026 which represents a decrease of $21,000, or 0.3%, compared to the same period in 2025. Interest expense on deposits increased $222,000, or 4.7%, to $4.9 million for the three months ended March 31, 2026. Our average balance of interest-bearing deposits increased $87.0 million, or 14.2%, to $699.6 million, while our average cost of deposits decreased 26 basis points to 2.80% for the three months ended March 31, 2026, from 3.06% for the three months ended March 31, 2025.

Interest expense on Federal Home Loan Bank advances decreased $243,000, or 15.6%, to $1.3 million for the three months ended March 31, 2026. Our average balance of Federal Home Loan Bank advances decreased $12.3 million, and our average cost of borrowings decreased 34 basis points to 3.98% for the three months ended March 31, 2026, from 4.32% for the three months ended March 31, 2025. The decrease in the Federal Home Loan Bank cost of funds is due to the decrease in average borrowing balances and lower advance rates.

Net Interest Income. Net interest income was $6.3 million for the three months ended March 31, 2026, compared to $4.4 million for the three months ended March 31, 2025, as our interest income increased faster than our interest expense. Our interest rate spread increased to 2.06% for the three months ended March 31, 2026 from 1.61% for the three months ended March 31, 2025. Our net interest margin increased to 2.54% for the three months ended March 31, 2026 from 2.02% for the three months ended March 31, 2025

Provision for Credit Losses. Based on an analysis of the factors described in “Critical Accounting Policies—Allowance for Credit Losses,” we recorded a provision for credit losses of $325,000 for the three months ended March 31, 2026, compared to a benefit of $21,000 for the three months ended March 31, 2025. The increase in provision for credit losses on loans for the three months ended March 31, 2026 was primarily due to loan portfolio growth.

The allowance for credit losses on loans was $4.5 million at March 31, 2026 and $4.2 million at June 30, 2025, and represented 0.54% of total loans at March 31, 2026 and 0.55% at June 30, 2025 . The allowance for credit losses for off balance sheet commitments was $601,000 at March 31, 2026 and $1.1 million at June 30, 2025. The benefit for off balance sheet commitments is related to the change in ACL methodology and lower balances of loan commitments as the commitments were converted to loans.

Total nonaccrual loans were $1.7 million at March 31, 2026, compared to $2.2 million at June 30, 2025. Total loans past due 30 days or greater were $1.8 million at March 31, 2026, unchanged from June 30, 2025. As a percentage of nonperforming loans, the allowance for credit losses on loans was 272.17% at March 31, 2026 compared to 187.57% at June 30, 2025. The decrease in past due and non-accrual balances is primarily due to a loan payoff during the quarter.

Our estimates and assumptions used in the determination of the adequacy of the allowance could be proven incorrect in the future, and the actual amount of future provisions may exceed the amount of past provisions. Any such increase in future provisions that may be required may adversely impact our financial condition and results of operations.

Non-interest income. Non-interest income information is as follows.

	Three Months Ended March 31,		Change
	2026	2025	Amount	Percent
	(Dollars in thousands)
Customer service fees	$185	$167	$18	10.8%
Bank owned life insurance	117	115	2	1.7%
Loss on marketable equity securities, net	—	(71)	71	(100.0)%
Miscellaneous	65	88	(23)	(26.1)%
Total non-interest income	$367	$299	$68	22.7%

The decrease in loss on marketable equity securities, net, was due to the liquidation of the equities portfolio in June 2025.

Non-interest Expense. Non-interest expense information is as follows.

	Three Months Ended March 31,		Change
	2026	2025	Amount	Percent
	(Dollars in thousands)
Salaries and employee benefits	$2,659	$2,531	$128	5.1%
Occupancy and equipment, net	464	409	55	13.4%
Data processing	477	356	121	34.0%
Deposit insurance	165	210	(45)	(21.4)%
Marketing and advertising	216	120	96	80.0%
Other	864	695	169	24.3%
Total non-interest expense	$4,845	$4,321	$524	12.1%

The increase in salaries and employee benefits was due to the addition of key finance and commercial lending staff, and higher expenses related to our health plan, while the decrease in deposit insurance expense was due to a decrease in FDIC insurance rates. The increase in data processing cost is due to investments in new technologies that will improve customer experience and efficiencies. Increases in marketing expense were due to the launch of a new website as well as a new investor relations site while increases in other expense were primarily due to higher reserves for off balance sheet commitments.

Income Taxes. Income tax expense increased to $349,000 for the three months ended March 31, 2026, compared to $67,000 for the three months ended March 31, 2025. The effective tax rates were 23.4% and 18.0% for the three months ended March 31, 2026 and 2025, respectively, as we had lower levels of taxable income during the 2025 period.

Average Balances and Yields

The following table sets forth average balance sheets, average yields and costs, and certain other information for the periods indicated. No tax-equivalent yield adjustments have been made, as the effects would be immaterial. All average balances are daily average balances, and the average balance of loans includes non-accrual loans. The yields set forth below include the effect of deferred fees/costs, discounts, and premiums that are amortized or accreted to interest income. Deferred loan fees for the three months ended March 31, 2026 and 2025 were not material.

	For the Three Months Ended March 31,
	2026			2025
	Average Outstanding Balance	Interest	Average Yield/Rate (1)	Average Outstanding Balance	Interest	Average Yield/Rate (1)
	(Dollars in thousands)
Interest-earning assets:
Loans	$817,314	$10,861	5.32%	$735,256	$9,479	5.16%
Securities	122,706	1,183	3.86%	86,597	744	3.44%
Interest-bearing deposits	50,683	472	3.73%	42,373	390	3.68%
Total interest-earning assets	990,703	12,516	5.05%	864,226	10,613	4.91%
Non-interest-earning assets	43,553			40,668
Allowance for credit losses on loans	(4,410)			(3,673)
Total assets	$1,029,846			$901,221
Interest-bearing liabilities:
NOW and demand deposits	$56,575	9	0.06%	$54,291	4	0.03%
Savings accounts	153,877	779	2.02%	163,830	910	2.22%
Money market accounts	206,463	1,593	3.09%	108,775	845	3.11%
Certificates of deposit	282,681	2,522	3.57%	285,692	2,922	4.09%
Total interest-bearing deposits	699,596	4,903	2.80%	612,588	4,681	3.06%
Borrowings	132,152	1,316	3.98%	144,429	1,559	4.32%
Total interest-bearing liabilities	831,748	6,219	2.99%	757,017	6,240	3.30%
Other non-interest-bearing liabilities	78,897			63,356
Total liabilities	910,645			820,373
Stockholders' equity	119,201			80,848
Total liabilities and stockholders' equity	$1,029,846			$901,221
Net interest income		$6,297			$4,373
Net interest rate spread (2)			2.06%			1.61%
Net interest-earning assets (3)	$158,955			$107,209
Net interest margin (4)			2.54%			2.02%
Average interest-earning assets to average interest-bearing liabilities	119.11%			114.16%

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

	Three Months Ended March 31, 2026 vs. 2025
	Increase (Decrease) Due to		Total Increase
	Volume	Rate	(Decrease)
	(In thousands)
Interest-earning assets:
Loans	$1,083	$299	$1,382
Securities	337	102	439
Interest-bearing deposits and other	77	5	82
Total interest-earning assets	1,497	406	1,903
Interest-bearing liabilities:
NOW and demand deposits	—	5	5
Savings accounts	(55)	(76)	(131)
Money market accounts	759	(11)	748
Certificates of deposit	(27)	(373)	(400)
Borrowings	(122)	(121)	(243)
Total interest-bearing liabilities	555	(576)	(21)
Change in net interest income	$942	$982	$1,924

Comparison of Operating Results for the Nine Months ended March 31, 2026 and 2025

General. We recorded net income of $3.2 million and net income of $46,000 for the nine months ended March 31, 2026 and 2025, respectively. The increase in net income was due primarily to increases in net interest income and lower provision for credit losses, partially offset by an increase in non-interest expense and income tax expense.

Interest and Dividend Income. Interest and dividend income increased $5.5 million, or 17.6%, to $36.9 million for the nine months ended March 31, 2026, from $31.4 million for the nine months ended March 31, 2025. Interest and fees on loans, which is our primary source of interest income, increased $4.2 million, or 15.2%, to $32.0 million for the nine months ended March 31, 2026, from $27.7 million for the nine months ended March 31, 2025.

The average balance of loans increased by $79.1 million, or 11.0%, to $796.6 million for the nine months ended March 31, 2026, over the average balance for the nine months ended March 31, 2025, while the average yield on loans increased by 19 basis points to 5.35% for the nine months ended March 31, 2026, from 5.16% for the nine months ended March 31, 2025. The increase in the average yield was primarily due to increases in higher yielding construction, commercial and residential real estate, and multi-family loan balances. The increase in average balance was due to our continuing to pursue new commercial relationships.

Interest Expense. Total interest expense decreased $415,000, or 2.2%, to $18.8 million for the nine months ended March 31, 2026, compared to $19.2 million for the nine months ended March 31, 2025. Interest expense on deposits decreased $184,000, or 1.3%, to $14.4 million for the nine months ended March 31, 2026, from $14.6 million for the nine months ended March 31, 2025. Our average balance of interest-bearing deposits increased $65.1 million, or 10.8%, to $665.8 million, while our average cost of deposits decreased 36 basis points to 2.89% for the nine months ended March 31, 2026, from 3.25% for the nine months ended March 31, 2025. The decrease in the average cost of deposits was due to decreases in market interest rates as well as an increase in money market accounts, which typically bear lower rates than certificates of deposits.

Interest expense on Federal Home Loan Bank advances was $4.3 million for the nine months ended March 31, 2026, compared to $4.5 million for the nine months ended March 31, 2025. We decreased Federal Home Loan Bank borrowings in recent periods due to increases in money market accounts. The decrease in the average cost of borrowings was due to decreases in market interest rates between the periods.

Net Interest Income. Net interest income was $18.1 million for the nine months ended March 31, 2026, compared to $12.2 million for the nine months ended March 31, 2025, as our interest income increased faster than our interest expense. Our interest rate spread increased to 2.01% for the nine months ended March 31, 2026 from 1.50% for the nine months ended March 31, 2025, while our net interest margin increased to 2.52% for the nine months ended March 31, 2026 from 1.93% for the nine months ended March 31, 2025. The interest rate spread and net interest margin were both positively impacted by the lower market interest rates.

Provision for Credit Losses. Based on an analysis of the factors described in “Critical Accounting Policies—Allowance for Credit Losses,” we recorded a provision for credit losses of $393,000 for the nine months ended March 31, 2026, compared to a provision of $1.4 million for the nine months ended March 31, 2025. The decrease in the provision for credit losses on loans for the nine months ended March 31, 2026 was primarily due to lower charge offs of $592,000 compared to our charge offs of $1.4 million for the nine months ended March 31, 2025. Additionally, there was a net credit of $158,000 recorded for the nine months ended March 31, 2026 due to the change in the credit loss methodology from the Federal Reserve Scaled CECL Allowance for Credit Loss Estimated (SCALE) method to the DCF model which was completed in the first quarter of 2026.

Our estimates and assumptions used in the determination of the adequacy of the allowance could require adjustments in the future, and the actual amount of future provisions may exceed the amount of past provisions. Any such increase in future provisions that may be required may adversely impact our financial condition and results of operations.

Other Income. Other income information is as follows.

	Nine Months Ended March 31,		Change
	2026	2025	Amount	Percent
	(Dollars in thousands)
Customer service fees	$567	$535	$32	6.0%
Bank owned life insurance	355	351	4	1.1%
Gain on marketable equity securities, net	—	152	(152)	100.0%
Loss on sale of securities	(317)	—	(317)	(100.0)%
Gain on sale of loans	8	—	8	#DIV/0!
Miscellaneous	187	150	37	24.7%
Total other income	$800	$1,188	$(388)	(32.7)%

The decrease in gain on marketable equity securities, net, was due to the liquidation of the portfolio in June 2025. The loss on sale of securities for the nine months ended March 31, 2026 was due to the sale of securities available for sale, which were replaced with higher yielding investment securities as part of the Company’s investment portfolio restructuring. The increase in miscellaneous other income for the nine months ended March 31, 2026 is primarily due to higher release fees on construction loans.

Operating Expense. Operating expense information is as follows.

	Nine Months Ended March 31,		Change
	2026	2025	Amount	Percent
	(Dollars in thousands)
Salaries and employee benefits	$8,049	$7,690	$359	4.7%
Occupancy and equipment, net	1,373	1,199	174	14.6%
Data processing	1,267	1,008	259	25.7%
Deposit insurance	535	638	(103)	(16.1)%
Marketing and advertising	544	312	232	74.4%
Net periodic pension and post-retirement cost (benefit), less service costs	(73)	(723)	650	(89.9)%
Other	2,652	1,901	751	39.5%
Total operating expense	$14,347	$12,025	$2,322	19.3%

The increase in salaries and employee benefits was due to the addition of key staff in finance and commercial real estate, while the increase in data processing expense was due to our implementing a new program for electronic communications and online account opening. The decrease in deposit insurance expense was due to a decrease in FDIC insurance rates. The lower credit in net periodic pension and post-retirement cost is due to the freezing of the pension plan, while the increase in marketing and advertising is due to the launch of a new website as well as a new investor relations site. The increase in other expense were primarily due to higher cost for professional services related to our operation as a public reporting entity.

Income Taxes. Income taxes increased by $1.1 million to a provision of $981,000 for the nine months ended March 31, 2026, compared to a benefit of $90,000 for the nine months ended March 31, 2025. The increase in the income tax provision was due primarily to higher income for the nine months ended March 31, 2026.

Average Balances and Yields

The following table sets forth average balance sheets, average yields and costs, and certain other information for the periods indicated. No tax-equivalent yield adjustments have been made, as the effects would be immaterial. All average balances are daily average balances, and the average balance of loans includes non-accrual loans. The yields set forth below include the effect of deferred fees/costs, discounts, and premiums that are amortized or accreted to interest income. Deferred loan fees for the nine months ended March 31, 2026 and 2025 were not material.

	For the Nine Months Ended March 31,
	2026			2025
	Average Outstanding Balance	Interest	Average Yield/Rate (1)	Average Outstanding Balance	Interest	Average Yield/Rate (1)
	(Dollars in thousands)
Interest-earning assets:
Loans	$796,557	$31,965	5.35%	$717,442	$27,739	5.16%
Securities	116,404	3,463	3.97%	86,279	2,266	3.50%
Interest-bearing deposits	46,105	1,439	4.16%	37,980	1,347	4.73%
Total interest-earning assets	959,066	36,867	5.13%	841,701	31,352	4.97%
Non-interest-earning assets	42,620			38,819
Allowance for credit losses on loans	(4,360)			(3,522)
Total assets	$997,326			$876,998
Interest-bearing liabilities:
NOW and demand deposits	$56,102	18	0.04%	$55,696	130	0.31%
Savings accounts	155,202	2,488	2.14%	164,342	2,952	2.40%
Money market accounts	176,039	4,228	3.20%	99,026	2,486	3.35%
Certificates of deposit	278,421	7,715	3.69%	281,572	9,065	4.29%
Total interest-bearing deposits	665,764	14,449	2.89%	600,636	14,633	3.25%
Borrowings	137,900	4,316	4.17%	136,624	4,547	4.44%
Total interest-bearing liabilities	803,664	18,765	3.11%	737,260	19,180	3.47%
Other non-interest-bearing liabilities	75,943			59,314
Total liabilities	879,607			796,574
Stockholders' equity	117,719			80,424
Total liabilities and stockholders' equity	$997,326			$876,998
Net interest income		$18,102			$12,172
Net interest rate spread (2)			2.01%			1.50%
Net interest-earning assets (3)	$155,402			$104,441
Net interest margin (4)			2.52%			1.93%
Average interest-earning assets to average interest-bearing liabilities	119.34%			114.17%

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

	Nine Months Ended March 31, 2026 vs. 2025
	Increase (Decrease) Due to		Total Increase
	Volume	Rate	(Decrease)
	(In thousands)
Interest-earning assets:
Loans	$3,145	$1,081	$4,226
Securities	867	330	1,197
Interest-bearing deposits	209	(117)	92
Total interest-earning assets	4,221	1,294	5,515
Interest-bearing liabilities:
NOW and demand deposits	1	(114)	(113)
Savings accounts	(147)	(317)	(464)
Money market accounts	1,850	(108)	1,742
Certificates of deposit	(101)	(1,248)	(1,349)
Borrowings	40	(271)	(231)
Total interest-bearing liabilities	1,643	(2,058)	(415)
Change in net interest income	$2,578	$3,352	$5,930

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

The tables below sets forth, as of March 31, 2026 and June 30, 2025, the calculation of the estimated changes in our net interest income that would result from the designated instantaneous changes in the United States Treasury yield curve.

At March 31, 2026
Change in Interest Rates (Basis Points) (1)	Net Interest Income Year 1 Forecast	Year 1 Change From Level
	(Dollars in thousands)
+300	$20,829	(24.5)%
+200	23,263	(15.7)%
+100	25,561	(7.3)%
Level	27,588	—
-100	28,443	3.1%
-200	27,419	5.7%
-300	29,710	7.7%

(1)
Assumes an instantaneous uniform change in interest rates at all maturities.

At June 30, 2025
Change in Interest Rates (Basis Points) (1)	Net Interest Income Year 1 Forecast	Year 1 Change From Level
	(Dollars in thousands)
+300	$17,784	(22.6)%
+200	19,687	(14.3)%
+100	21,522	(6.3)%
Level	22,972	—
-100	23,403	1.9%
-200	23,363	1.7%
-300	23,098	0.6%

(1)
Assumes an instantaneous uniform change in interest rates at all maturities.

The tables above indicate that at March 31, 2026, in the event of an instantaneous parallel 200 basis point increase in interest rates, we would have experienced a 15.7% decrease in net interest income, and in the event of an instantaneous parallel 200 basis point decrease in interest rates, we would have experienced a 5.7% increase in net interest income and at June 30, 2025, in the event of an instantaneous parallel 200 basis point increase in interest rates, we would have experienced a 14.3% decrease in net interest income, and in the event of an instantaneous parallel 200 basis point decrease in interest rates, we would have experienced a 1.7% increase in net interest income.

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

The tables below sets forth, as of March 31, 2026 and June 30, 2025, the calculation of the estimated changes in our EVE that would result from the designated immediate changes in the United States Treasury yield curve.

At March 31, 2026
		Estimated Increase (Decrease) in EVE		EVE as a Percentage of Present Value of Assets (3)
Change in Interest Rates (Basis Points)(1)	Estimated EVE (2)	Amount	Percent	EVE Ratio (4)	Increase (Decrease) (Percent)
		(Dollars in thousands)
+300	$95,473	$(44,532)	(31.8)%	10.0%	(26.1)%
+200	112,538	(27,467)	(19.6)%	11.4%	(15.3)%
+100	127,761	(12,244)	(8.7)%	12.6%	(6.4)%
—	127,284	—	—	12.8%	—
-100	147,111	7,106	5.1%	13.8%	2.5%
-200	147,809	7,804	5.6%	13.6%	0.8%
-300	142,322	2,316	1.7%	12.9%	(4.6)%

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

The tables above indicate that at March 31, 2026, in the event of an instantaneous parallel 200 basis point increase in interest rates, we would have experienced a 19.6% decrease in EVE, and in the event of an instantaneous parallel 200 basis point decrease in interest rates, we would have experienced a 5.6% increase in EVE, and at June 30, 2025, in the event of an instantaneous parallel 200 basis point increase in interest rates, we would have experienced a 22.0% decrease in EVE, and in the event of an instantaneous parallel 200 basis point decrease in interest rates, we would have experienced a 7.1% increase in EVE.

At March 31, 2026, all estimated changes described above with respect to net interest income and EVE with respect to potential increases in market interest rates were not in compliance with the current policy limits established by the board of trustees. We have determined that selling assets to comply with our internal policies would result in a significant loss that would deplete capital and, as a result, restrict future growth, while providing limited benefit during a period of declining market interest rates, as began in the latter half of 2024.

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

Liquidity and Capital Resources

Liquidity is our ability to meet current and future financial obligations that arise in the ordinary course of business. Liquidity is primarily needed to meet the borrowing and deposit withdrawal requirements of our customers and to fund current and planned expenditures. Our primary sources of funds are deposits, principal and interest payments on loans and securities and proceeds from maturities and calls of securities. We also have the ability to borrow from the Federal Home Loan Bank of Boston. At March 31, 2026, we had $146.9 million outstanding in advances from the Federal Home Loan Bank of Boston and a $25 million outstanding letter of credit. At March 31, 2026, we had the ability to borrow $146.1 million in additional Federal Home Loan Bank of Boston advances. At March 31, 2026, we had a $5.3 million line of credit with the Federal Home Loan Bank of Boston, which was not drawn at March 31, 2026. Additionally, at March 31, 2026, we had a $88.2 million secured line of credit through the Federal Reserve Borrower in Custody program. At that date, there were no amounts outstanding.

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

We seek to maintain a minimum monthly liquidity ratio of 4% to 6% of assets, and a minimum quarterly Primary Liquidity ratio of 10%. At March 31, 2026 and June 30, 2025, we were in compliance with both of these guidelines.

Our cash flows are comprised of three primary classifications: cash flows from operating activities, investing activities, and financing activities. Net cash provided by operating activities was $4.3 million for the nine months ended March 31, 2026 and $571,000 for the nine months ended March 31, 2025. Net cash used by investing activities, which consists primarily of disbursements for loan originations and the purchase of investment securities, offset by principal collections on loans and proceeds from maturing securities and pay downs on securities, was $110.1 million and $47.5 million for the nine months ended March 31, 2026 and 2025, respectively. Net cash provided by financing activities was $104.6 million and $69.4 million for the nine months ended March 31, 2026 and 2025, respectively.

We are committed to maintaining a strong liquidity position. We monitor our liquidity position on a daily basis. We anticipate that we will have sufficient funds to meet our current funding commitments based on our current strategy to increase loans with an increase in core deposits and the continued use of Federal Home Loan Bank of Boston advances, as needed.

At March 31, 2026, Winchester Savings Bank exceeded its applicable regulatory capital requirement, and was considered “well capitalized” under regulatory guidelines.

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

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

We are not involved in any pending legal proceedings as a plaintiff or defendant other than routine legal proceedings occurring in the ordinary course of business, and at March 31, 2026, we were not involved in any legal proceedings, the outcome of which would be material to our financial condition or results of operations.

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

Winchester Bancorp, Inc.

Date: May 13, 2026	By:	/s/ John A. Carroll
John A. Carroll
President and Chief Executive Officer

Date: May 13, 2026	By:	/s/ Elda Heller
Elda Heller
Executive Vice President Chief Financial Officer and Treasurer