Form 10-K
period 2026-06-30
Winchester Bancorp, Inc./MD/
filed 2026-09-16
CIK 2047235

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2026

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

Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. Yes ☐ No ☒

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant, based on the closing price of the shares of common stock as of December 31, 2025, was $37.6 million.

The number of shares of Registrant’s Common Stock outstanding as of September 10, 2026 was 9,295,376.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement for the 2026 Annual Meeting of Shareholders are incorporated by reference in Part III of this Annual Report on Form 10-K.

i

PART I

This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), which can be identified by the use of words such as “anticipate,” “assume,” “believe,” “contemplate,” “continue,” “estimate,” “expect,” “indicate,” “intend,” “may,” “plan,” “project,” “seek,” “should,” “target,” “will,” “would” and words of similar meaning. These forward-looking statements include, but are not limited to:

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

•
general economic conditions, nationally or in our market areas;
•
changes in the level and direction of loan delinquencies and write-offs and changes in estimates of and methodology for calculating the adequacy of the allowance for loan losses;
•
our ability to access cost-effective funding;
•
fluctuations in real estate values;
•
demand for loans, deposits and non-banking services in our market area;
•
our ability to implement our business strategy;
•
competition among depository and other financial institutions;
•
inflation and changes in the interest rate;
•
changes in laws or government regulations or policies, including changes in monetary and fiscal policies;
•
the imposition of tariffs or other domestic or international governmental policies and retaliatory responses;
•
changes in the quality or composition of our loan or investment portfolios;
•
a failure or breach of our operational or information security systems or infrastructure, including cyberattacks;
•
changes in accounting policies and practices;
•
our ability to retain key employees;
•
and the other risks and uncertainties detailed in Item 1A. "Risk Factors".

Item 1. Business.

Winchester Bancorp, Inc.

Winchester Bancorp, Inc. (the “Company”, "we", "our", "us") is a Maryland corporation that was incorporated in December 2024 to become the registered bank holding company of Winchester Savings Bank (the “Bank”) as part of the mutual holding company reorganization of the Bank, which was completed on April 30, 2025.

In connection with the reorganization, the Company sold 3,997,012 shares of common stock at $10.00 per share for gross proceeds of $39,970,000, and also issued 5,112,457 shares of common stock to Winchester Bancorp, MHC, and 185,907 shares of common stock to the Winchester Savings Bank Charitable Foundation, Inc.

At June 30, 2026, we had total assets of $1.1 billion, total deposits of $809.2 million and total stockholders' equity of $120.5 million. We had net income of $4.4 million and net loss of $874,000, for the years ended June 30, 2026 and 2025, respectively.

The Company's corporate office is located at 661 Main Street, Winchester, Massachusetts 01890, and our telephone number is (781) 729-2130.

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

Winchester Savings Bank

General

The Bank is a Massachusetts-chartered savings bank headquartered in Winchester, Massachusetts. The Bank was originally chartered in 1871, and operates from its main office and four full-service branch offices in eastern Massachusetts, located in Arlington, Danvers and Woburn.

The Bank's business consists primarily of taking deposits from the general public and investing those deposits, together with funds generated from operations, in one- to four-family residential real estate loans, multi-family residential real estate loans, construction loans, commercial real estate loans, home equity loans and lines of credit, commercial business loans and consumer loans, as well as in investment securities.

Market Area

The Bank operates from its main office in Winchester, Massachusetts and four full-service branch offices in eastern Massachusetts, located in Arlington, Danvers and Woburn. Its main office and three of its branch offices are located in Middlesex County, Massachusetts, while one of its branch offices is located in Essex County, Massachusetts. Middlesex and Essex Counties are suburbs of Boston, Massachusetts.

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

Competition

We face significant competition within our market both in making loans and attracting deposits. Our market area has a high concentration of financial institutions, including large money center and regional banks, community banks and credit unions. Some of our competitors offer products and services that we currently do not offer, such as automated wire transfers. Our competition for loans and deposits comes principally from commercial banks, savings institutions, mortgage banking firms, consumer finance companies and credit unions. We face additional competition for deposits from short-term money market funds, brokerage firms, mutual funds and insurance companies. Our ability to compete in our primary market area does not depend on any existing customer relationships.

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

	At June 30,		At June 30,
	2026		2025
	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Mortgage loans:
Residential real estate	$405,326	46.5%	$357,748	47.4%
Commercial real estate	106,553	12.2	102,270	13.6
Multi-family real estate	212,617	24.3	166,691	22.1
Construction	116,360	13.3	95,941	12.7
Home equity loans and lines of credit	28,954	3.3	26,786	3.6
Commercial	3,866	0.4	4,335	0.6
Consumer and other	166	0.1	339	0.0
Total gross loans	873,842	100.0%	754,110	100.0%
Net deferred loan origination costs	1,714		1,261
Allowance for credit losses	(4,783)		(4,151)
Loans, net	$870,773		$751,220

Contractual Maturities. The following tables set forth the contractual maturities of our total loan portfolio at June 30, 2026. Demand loans, loans having no stated repayment schedule or maturity, and overdraft loans are reported as being due in one year or less. The tables present contractual maturities and do not reflect repricing or the effect of prepayments. Actual maturities may differ.

	Residential Real Estate	Commercial Real Estate	Multi-Family Real Estate	Construction	Home Equity Loans and Lines of Credit	Commercial	Consumer	Total
	(In thousands)
Amounts due in:
One year or less	$893	$7,113	$24,030	$66,105	$14	$100	$12	$98,267
After one through five years	6,214	29,979	13,837	50,255	166	538	49	101,038
After five through 15 years	42,487	8,490	1,217	—	10,843	2,086	—	65,123
More than 15 years	355,732	60,971	173,533	—	17,931	1,142	105	609,414
Total	$405,326	$106,553	$212,617	$116,360	$28,954	$3,866	$166	$873,842

The following table sets forth our fixed and adjustable-rate loans at June 30, 2026 that are contractually due after June 30, 2027.

	Due After June 30, 2027
	Fixed	Adjustable	Total
	(In thousands)
Mortgage loans:
Residential real estate	$229,935	$174,498	$404,433
Commercial real estate	14,115	85,325	99,440
Multi-family real estate	3,687	184,900	188,587
Construction	22,405	27,850	50,255
Home equity loans and lines of credit	1,169	27,771	28,940
Commercial	2,624	1,142	3,766
Consumer	70	84	154
Total loans	$274,005	$501,570	$775,575

One- to Four-Family Residential Real Estate Lending. Our historical primary lending activity has been the origination of one- to four-family, owner-occupied, first mortgage loans, virtually all of which are secured by properties located in our market area. At June 30, 2026, one- to four-family residential real estate loans totaled $405.3 million, or 46.5% of our total loan portfolio. The average principal loan balance of our one- to four-family residential real estate loans was $482,000 at June 30, 2026. At that date, 81.9% of our one- to four-family residential real estate loans were owner-occupied, while 18.1% were rental properties.

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

When underwriting residential real estate loans, we review and verify each loan applicant’s employment, income and credit history and, if applicable, our experience with the borrower. Our policy is to obtain credit reports and financial statements on all borrowers and guarantors. We require independent appraisals for all one- to four-family residential real estate loans in amounts of $400,000 or greater, as well as for all such loans originated for sale on the secondary market in amounts between $25,000 and $400,000. We use a third party for appraisal review. All appraisals, whether for loans sold on the secondary market or retained, are input into Fannie Mae’s Desktop Underwriter for reasonableness prior to origination. In addition, subsequent to loan origination, our loan quality control process may utilize an independent third party to conduct appraisal reviews.

Commercial Real Estate Lending. At June 30, 2026, we had $106.6 million in commercial real estate loans, representing 12.2% of our total loan portfolio.

We originate commercial real estate loans with rates that adjust after an initial fixed-rate period of generally one to five years. We currently originate these loans with the rate tied to Federal Home Loan Bank five-year classic advance rate plus a margin. We also originate commercial real estate loans with fixed rates with terms of three or five years and a balloon payment due at the end of the term. Our commercial real estate loans generally have amortization terms of 30 years. The maximum loan-to-value ratio of our commercial real estate loans is generally 75%. Our commercial real estate loans are typically secured by offices and warehouses, or other commercial properties. Our commercial real estate loans also include loans that were originated as construction loans and have since converted to permanent financing. The majority of our commercial real estate loans are non-owner-occupied. At June 30, 2026, the average principal loan balance of our outstanding commercial real estate loans was $1.3 million, and the largest of such loans was a $8.9 million loan secured by an industrial building. This loan was performing in accordance with its terms at June 30, 2026.

Set forth below is information regarding our commercial real estate loans at June 30, 2026.

	Number of Loans	Balance
Type of Loan	($ in thousands)
Office	28	$30,687
Retail	18	16,862
Industrial	12	26,191
Other commercial real estate	22	32,813
Total	80	$106,553

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

Multi-family Residential Real Estate Lending. At June 30, 2026, we had $212.6 million in multi-family residential real estate loans, representing 24.3% of our total loan portfolio. Our multi-family loans are secured primarily by five-or-more unit residential buildings. The terms of and underwriting guidelines for our multi-family residential real estate loans are generally the same as for our commercial real estate loans, described above, including the use of personal guarantees. An immaterial amount of our multi-family residential real estate loans are secured by properties subject to rent control, and, in the future, we do not anticipate originating material amounts of loans secured by properties subject to rent control. At June 30, 2026, the average principal loan balance of our outstanding multi-family residential real estate loans was $2.3 million, and the largest of such loans was a $16.0 million loan secured by a 53-unit property and $16.8 million in cash held in a restricted account. This loan was performing in accordance with its terms at June 30, 2026.

Construction Lending. At June 30, 2026, we had $116.4 million in construction and land loans, representing 13.3% of our total loan portfolio, nearly all of which consisted of commercial construction loans. Our construction loans are structured as straight construction or construction/permanent loans where after the initial construction period the loan converts to a permanent commercial mortgage loan. Our commercial construction loans are underwritten to the same guidelines for commercial mortgage loans, including the use of personal guarantees as well as corporate guarantees.

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

Home equity loans and lines of credit Lending. In addition to one- to four-family residential real estate loans, we offer home equity loans and lines of credit that are secured by the borrower’s primary or secondary residence. At June 30, 2026, we had $29.0 million, or 3.3%, of our total loan portfolio in home equity loans and lines of credit.

Commercial Lending. We make commercial loans and lines of credit primarily to small businesses in our market area. These loans and lines of credit are generally secured by business assets, such as equipment and accounts receivable. Commercial loans and lines of credit are made with both adjustable and fixed-interest rates and for terms generally up to 60 months or on demand. At June 30, 2026, commercial loans were $3.9 million, or 0.4% of total loans.

Consumer Lending. To a much lesser extent, we offer a variety of consumer loans to individuals who reside or work in our market area, including new and used automobile loans, unsecured overdraft lines of credit and loans secured by savings accounts. At June 30, 2026, our consumer loan portfolio totaled $166,000, or less than 0.1%, of our total loan portfolio.

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

From time to time, we purchase loan participations where we are not the lead lender. In this situation, we follow our customary loan underwriting and approval policies. At June 30, 2026, the outstanding balances of our loan participations where we are not the lead lender totaled $59.5 million, or 6.8% of our loan portfolio, and consisted of eight borrower relationships secured by commercial real estate. We purchased one loan during the year ended June 30, 2026 and we did not purchase any loans during the year ended June 30, 2025. At June 30, 2026, all such loans were performing in accordance with their original terms. We occasionally sell participations to remain within our loans-to-one-borrower limits. For the year ended June 30, 2026, we did not participate out any loans. We participated out $2.0 million in loans during the year ended June 30, 2025. We did not purchase any whole loans during these periods.

Loan Approval Procedures and Authority

The maximum amount that the Bank may lend to one borrower and the borrower’s related entities is generally limited, by statute, to 20% of capital, which is defined under Massachusetts law as the sum of capital stock, retained earnings account and undivided profits. At June 30, 2026, this regulatory limit on loans-to-one borrower was $20.5 million for the Bank. We generally establish our internal loans-to-one borrower limits as $2.5 million for residential first mortgage loans, $1.0 million for residential second mortgage loans, and $10.0 million for other extensions of credit. At June 30, 2026, we had two loans outstanding with a principal balance of $10.0 million or above. At June 30, 2026, the Bank's largest loan relationship with one borrower was for $16.0 million and was collateralized by a 53-unit multi-family real estate loan and $16.8 million in cash held in a restricted account. This amount represents our 38.8% participation interest in the entire loan. The second largest loan was for $15.8 million and was collateralized by a 33-unit multi-family real estate loan. These two loans were performing in accordance with their original terms on that date.

The Bank's lending is subject to uniform written underwriting standards and origination procedures. Decisions on loan applications are made on the basis of detailed information submitted by the prospective borrower, credit histories that we obtain, and property valuations (consistent with our appraisal policy) prepared by outside independent licensed appraisers approved by our board of directors or internal evaluations, where permitted by regulations.

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

Delinquent Loans. The following table sets forth our loan delinquencies by type and amount at the dates indicated.

	At June 30,			At June 30,
	2026			2025
	30-59 Days Past Due	60-89 Days Past Due	Greater than 90 Days Past Due	30-59 Days Past Due	60-89 Days Past Due	Greater than 90 Days Past Due
	(In thousands)
Mortgage loans:
Residential real estate	$—	$313	$—	$—	$—	$340
Commercial real estate	—	—	1,166	—	—	1,166
Multi-family real estate	—	—	—	—	—	—
Construction	—	—	—	—	—	—
Home equity loans and lines of credit	—	—	—	—	—	—
Commercial	—	—	—	—	—	270
Consumer	—	—	—	—	—	—
Total	$—	$313	$1,166	$—	$—	$1,776

Non-Performing Assets. The following table sets forth information regarding our non-performing assets at the dates indicated.

	At June 30,
	2026	2025
	(Dollars in thousands)
Non-accrual loans:
Mortgage loans:
Residential real estate	$424	$777
Commercial real estate	1,166	1,166
Multi-family real estate	—	—
Construction	—	—
Home equity loans and lines of credit	—	—
Commercial	—	270
Consumer	—	—
Total non-accrual loans	1,590	2,213
Accruing loans past due 90 days or more	—	—
Total non-performing loans	$1,590	$2,213
Foreclosed assets	—	—
Total non-performing assets	$1,590	$2,213
Total non-performing loans to total loans	0.18%	0.29%
Total non-accrual loans to total loans	0.18%	0.29%
Total non-performing assets to total assets	0.15%	0.23%

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

On the basis of this review of our assets, our classified loans and special mention loans at the dates indicated were as follows:

	At June 30,
	2026	2025
	(In thousands)
Substandard loans	$424	$416
Doubtful loans	1,166	1,436
Loss loans	—	—
Total classified loans	$1,590	$1,852
Special mention loans (watch)	$197	$3,897

Investment Activities

General. The Company and the Bank have established an investment policy that governs our investment activities. The objectives of our investment policy are: (1) to assist in liquidity planning by purchasing and laddering securities that can be converted into liquid funds in times of increased loan demand or deposit outflows; (2) to optimize interest income within our overall asset/liability management; and (3) to assist in reducing our tax liability. All purchase and sale transactions are reviewed and ratified by the board of investments, which is a committee of our board of directors.

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

Our current investment policy authorizes us to invest in various types of investment grade investment securities and liquid assets, including U.S. treasury bills, notes, and bonds, U.S. government agency and government-sponsored agency obligations, federally insured certificates of deposit, corporate bonds and notes, government sponsored agency mortgage-backed securities and agency-supported collateralized mortgage obligations, marketable equity securities, mutual funds, managed funds, subordinated debt investment grade securities, U.S. government agency and government-sponsored agency structured notes, federal funds and municipal securities. We do not engage in any investment hedging activities or trading activities, nor do we purchase any high-risk mortgage derivative products, corporate junk bonds, or certain types of structured notes.

Generally Accepted Accounting Principals ("GAAP") require that, at the time of purchase, we designate a debt security as held-to-maturity, available-for-sale, or trading, depending on our ability and intent to hold such security. Debt securities designated as available for sale are reported at fair value, while debt securities designated as held to maturity are reported at amortized cost.

At June 30, 2026, we had allocated no portion of the allowance for credit losses for investment securities.

Portfolio Maturities and Yields. The composition and maturities of the investment securities portfolio at June 30, 2026 are summarized in the following tables. Maturities are based on the final contractual payment dates, and do not reflect the effect of scheduled principal repayments, prepayments, or early redemptions that may occur. The weighted average yield is calculated based on the yield to maturity over the entire portfolio of debt securities weighted for the size of each debt security. No tax-equivalent yield adjustments have been made, as the effects would be immaterial.

	One Year or Less		More than One Year through Five Years		More than Five Years through Ten Years		More than Ten Years		Total
	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Fair Value	Weighted Average Yield
	(Dollars in thousands)
Securities held to maturity:
U.S. government and U.S. government- sponsored enterprise	$9,226	2.44%	$9,500	1.71%	$2,998	4.91%	$6,994	5.22%	$28,718	$27,900	3.13%
U.S. Government agency and U.S. government-sponsored enterprise residential mortgage-backed securities	8	4.25%	26	6.24%	986	4.62%	14,622	4.77%	15,642	15,529	4.76%
Corporate bonds and obligations	—	—%	9,217	1.87%	—	—%	—	—%	9,217	8,417	1.87%
Municipal bonds	447	0.37%	1,450	1.87%	—	—%	754	4.50%	2,651	2,898	4.50%
Total	$9,681	2.34%	$20,193	1.80%	$3,984	4.84%	$22,370	4.90%	$56,228	$54,744	3.34%

	One Year or Less		More than One Year through Five Years		More than Five Years through Ten Years		More than Ten Years		Total
	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Fair Value	Weighted Average Yield
	(Dollars in thousands)
Securities available for sale:
U.S. government and U.S. government-sponsored enterprise	$—	—%	$—	—%	$8,989	4.83%	$8,771	5.17%	$17,760	$17,531	5.00%
U.S. Government agency and U.S. government-sponsored enterprise residential mortgage-backed securities	—	—%	6	5.00%	2,134	4.49%	36,909	4.39%	39,049	39,222	4.39%
Corporate bonds and obligations	1,007	1.98%	9,341	1.98%	2,463	6.29%	—	—%	12,811	12,023	2.80%
Total	$1,007	1.98%	$9,347	1.98%	$13,586	5.04%	$45,680	4.54%	$69,620	$68,776	4.26%

Sources of Funds

General. Deposits have traditionally been our primary source of funds for use in lending and investment activities. We also use borrowings, primarily Federal Home Loan Bank of Boston ("FHLBB") advances, to supplement cash flow needs, lengthen the maturities of liabilities for interest rate risk purposes and to manage the cost of funds. In addition, we receive funds from scheduled loan payments, loan prepayments, maturities, pre-payments and calls of securities, retained earnings and income on earning assets. While scheduled loan payments and income on earning assets are relatively stable sources of funds, deposit inflows and outflows can vary widely and are influenced by prevailing interest rates, market conditions and competition.

Deposits. Our deposits are generated primarily from residents within our primary market area. We offer a selection of deposit accounts, including non-interest-bearing checking accounts, interest-bearing checking accounts, money market accounts, savings accounts and certificates of deposit. Deposit account terms vary, with the principal differences being the minimum balance required, the amount of time the funds must remain on deposit and the interest rate. At June 30, 2026, our core deposits, which are deposits other than certificates of deposit, were $527.7 million, representing 65.2% of total deposits at that date.

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

The following table sets forth the distribution of total deposits by account type at the dates indicated.

	At June 30,
	2026			2025
	Amount	Percent	Average Rate	Amount	Percent	Average Rate
	(Dollars in thousands)
Noninterest-bearing demand	$63,168	7.8%	—%	$55,696	8.2%	—%
NOW and demand deposits	53,929	6.7	0.11%	59,410	8.7	0.04%
Savings accounts	150,007	18.5	2.31%	160,323	23.6	2.31%
Money market accounts	260,584	32.2	3.21%	120,597	17.8	3.21%
Certificates of deposit	281,548	34.8	3.46%	283,156	41.7	3.70%
Total	$809,236	100.0%	2.66%	$679,182	100.0%	2.66%

As of June 30, 2026 and June 30, 2025, the aggregate amount of deposits we had in excess of $250,000, which is the maximum amount for federal deposit insurance, was $315.4 million and $181.7 million, respectively. In addition, as of June 30, 2026, the aggregate amount of all our certificates of deposit in excess of $250,000 was $131.1 million.

The following table sets forth the maturity of our certificates of deposit in excess of $250,000 as of June 30, 2026.

At June 30, 2026
(In thousands)
Maturity Period:
Three months or less	$39,654
Over three through six months	30,638
Over six through twelve months	56,433
Over twelve months	4,384
Total	$131,109

The Bank's deposits are insured up to applicable limits by the Federal Deposit Insurance Corporation (the "FDIC") and by the Depositors Insurance Fund (the "MA DIF") for amounts in excess of the FDIC insurance limits. The MA DIF insurance applies to all traditional deposit accounts at member banks, including savings accounts, checking accounts, certificates of deposit, and money market accounts held by individuals, businesses and trusts, as well as government accounts. Coverage is not affected by where a depositor resides.

Borrowed Funds. We may obtain advances from the FHLBB upon the security of our capital stock in the FHLBB and certain of our mortgage loans. Such advances may be made pursuant to several different credit programs, each of which has its own interest rate and range of maturities. We use such advances to supplement our deposits. To the extent such borrowings have different terms to repricing than our deposits, they can change our interest rate risk profile. At June 30, 2026, we had $158.2 million outstanding in advances from the FHLBB. On June 30, 2026, we had the ability to borrow $118.8 million in additional FHLBB advances. At June 30, 2026, we also had a $5.3 million line of credit with the FHLBB, which was not drawn at June 30, 2026. Additionally, at June 30, 2026, we had a $102.0 million secured line of credit through the Federal Reserve's Borrower-in-Custody ('BIC') program. At that date, there were no amounts outstanding.

Subsidiary Activities

The Company's sole subsidiary is the Bank. The Bank's subsidiaries are Sachem Holdings, Inc., Aberjona Holdings, Inc., 1871 Company, LLC, and Wedgemere Holdings, LLC. Sachem Holdings, Inc. and Aberjona Holdings, Inc. are Massachusetts security corporations established to hold investment securities. 1871 Company, LLC’s principal activity is the holding of bank premises. Wedgemere Holdings, LLC’s principal activity is the holding of properties acquired in settlement of loans.

Employees

As of June 30, 2026, we had 71 full-time and eight part-time and seasonal employees. Our employees are not represented by any collective bargaining group. Management believes that we have a good working relationship with our employees. The success of our business is highly dependent on our employees, who provide value to our customers and communities.

We believe that our ability to attract and retain top quality employees is a key to our future success. We continue to elevate individuals from within the organization into new roles and we expect to continue to assess our management and staffing needs and are likely to add personnel in the future in order to fully implement our business strategy.

In an effort to continue our investment in our employees and as part of the conversion, the Bank established the Employee Stock Ownership Plan ("ESOP") for its employees. Shares held in the ESOP will be released and allocated to employees on an annual basis based on the ratio of each such participant's annual compensation.

SUPERVISION AND REGULATION

General

Federal and state banking laws impose a comprehensive system of supervision, examination, regulation, and enforcement on the operations of insured banks and their holding companies. Supervision and regulation of banks, their holding companies, and affiliates is intended primarily for the protection of depositors and customers, Deposit Insurance Fund (the “DIF”) of the FDIC, and the U.S. banking and financial system, rather than holders of our capital stock. As a result, our growth, earnings performance, and operations may be affected by the requirements of federal and state statutes and by the regulations and policies of various bank regulatory agencies, including the Massachusetts Division of Banks (the “Division”), the FDIC, the Board of Governors of the Federal Reserve System (the “Federal Reserve Board”), and the Consumer Financial Protection Bureau (the “CFPB”). Furthermore, tax laws administered by the Internal Revenue Service (“IRS”) and state taxing authorities, accounting rules developed by the Financial Accounting Standards Board, securities laws administered by the SEC and state securities authorities, anti-money laundering laws enforced by the U.S. Department of the Treasury, and Small Business Administration regulations with respect to small business loans, have an impact on our business. These statutes, regulations, and policies are continually under the review of the United States Congress and state legislatures, as well as federal and state regulatory agencies, and the nature and extent of future legislative, regulatory, or other developments affecting financial institutions are impossible to predict with any certainty. Any change in the statutes, regulations or regulatory policies applicable to us, including changes in their interpretation, expectations or implementation, could have a material effect on our business and operations.

The following is a summary of material elements of the regulatory and supervisory framework applicable to us and the Bank. It does not describe all of the statutes, regulations, and regulatory policies that apply, nor does it provide complete summaries of the statutes, regulations, and policies referenced therein.

Supervision and Regulation of the Company

The Company and Winchester Bancorp, MHC are bank holding companies registered under the Bank Holding Company Act of 1956, as amended (the “BHC Act”). As a result, the Company and Winchester Bancorp, MHC are primarily subject to the supervision, examination, and reporting requirements of the BHC Act, Federal Deposit Insurance Act (the “FDI Act”), and the regulations of the Federal Reserve Board and FDIC.

Federal law subjects bank holding companies, such as the Company and Winchester Bancorp, MHC, to restrictions on the types of activities in which they may engage and to a range of supervisory requirements and activities, including regulatory enforcement actions for violations of laws and regulations. Violations of laws and regulations, or other unsafe and unsound practices, may result in regulatory agencies imposing fines, penalties, or cease and desist orders, or taking other enforcement actions. Under certain circumstances, these agencies may enforce these remedies directly against officers, directors, employees, and other parties participating in the affairs of a bank or bank holding company.

Federal Oversight over Mergers and Acquisitions, Investments, and Activities. The BHC Act requires a bank holding company to obtain the prior approval of the Federal Reserve Board before: (i) it may acquire direct or indirect ownership or control of any voting shares of any bank if, after such acquisition, the bank holding company will directly or indirectly own or control 5% or more of the voting shares of the bank; (ii) it or any of its subsidiaries, other than a bank, may acquire all or substantially all of the assets of any bank; or (iii) it may merge or consolidate with any other bank holding company.

Before approving any such transaction, the Federal Reserve Board is required by the BHC Act to consider a number of factors, including the transaction’s competitive impact, the financial and managerial resources and future prospects of the bank holding companies and banks concerned, the convenience and needs of the community to be served, and the effectiveness of the parties in combating money laundering activities.

Provisions of the FDI Act known as the Bank Merger Act impose similar approval standards for an insured depository institution to merge with another insured depository institution or a non-insured institution.

The BHC Act, as amended by the interstate banking provisions of the Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994 (the “Riegle-Neal Act”), permits bank holding companies to acquire a bank located in any other state, regardless of state law to the contrary, subject to certain deposit concentration limits, aging requirements, and other restrictions. The Riegle-Neal Act also generally permits national- and state-chartered banks to branch interstate through acquisitions of banks in other states. Bank holding companies must be “well capitalized” and “well managed” to obtain federal bank regulatory approval of an interstate acquisition without regard to state law prohibiting the transaction.

The BHC Act also generally requires Federal Reserve Board approval for a bank holding company’s acquisition of a company that is not an insured depository institution. Bank holding companies generally may engage, directly or indirectly, only in managing or controlling banks, and such other activities as are determined by the Federal Reserve Board to be closely related to banking, and certain other permissible nonbanking activities. Bank holding companies generally must notify the Federal Reserve Board before acquiring a company that is not an insured depository institution or engaging in a permissible nonbanking activity, and the Federal Reserve considers several factors in reviewing such a notice. The Federal Reserve Board may order a bank holding company or its subsidiaries to terminate any of these activities or to terminate its ownership or control of any subsidiary when it has reasonable cause to believe that the bank holding company’s continued ownership, activity, or control constitutes a serious risk to the financial safety, soundness, or stability of it or any of its bank subsidiaries.

The FDIC has the authority to approve applications by state non-member banks to establish de novo branches, including, under the Riegle-Neal Act, in states other than the bank’s home state if the law of the state in which the branch is located, or is to be located, would permit establishment of the branch if the bank were a state bank chartered by that state.

Certain acquisitions of our voting stock may be subject to regulatory approval or notice under federal law. Investors are responsible for ensuring that they do not, directly or indirectly, acquire shares of our stock in excess of the amount that can be acquired without regulatory approval under the Change in Bank Control Act and the BHC Act, which prohibit any person or company from acquiring control of the Company without, in most cases, the prior written approval of the Federal Reserve Board.

Source of Strength. The FDI Act and Federal Reserve Board regulations require a bank holding company to serve as a source of financial and managerial strength to its bank subsidiaries. As a result, a bank holding company may be expected to commit resources to support its bank subsidiary, including at times when the holding company may not be inclined or in a financial position to provide it.

Capital Adequacy. Bank holding companies and banks are subject to various regulatory capital requirements administered by federal and state bank regulatory agencies. The Federal Reserve Board, as the primary federal regulator of the Company and Winchester Bancorp, MHC, and the FDIC, as the primary federal regulator of the Bank, have substantially similar generally applicable risk-based capital ratio and leverage ratio requirements.

Under the generally applicable capital requirements of the Federal Reserve Board and the FDIC, bank holding companies and insured depository institutions are generally required to meet a common equity Tier 1 capital to risk-weighted assets ratio of at least 7.0% (a minimum of 4.5% plus a capital conservation buffer of 2.5%), a Tier 1 capital to risk-weighted assets ratio of at least 8.5% (a minimum of 6.0% plus a capital conservation buffer of 2.5%), a total capital to risk-weighted assets ratio of at least 10.5% (a minimum of 8.0% plus a capital conservation buffer of 2.5%), and a Tier 1 leverage ratio of at least 4.0%. Moreover, the failure of an institution that is subject to the federal banking agencies’ generally applicable capital requirements to exceed the capital conservation buffer with common equity Tier 1 capital would result in limitations on the institution’s ability to make capital distributions and discretionary bonus payments. In addition, insured depository institutions, unlike bank holding companies, are subject to further capital requirements to be deemed “well capitalized” under the prompt corrective action provisions of the FDI Act and implementing regulations of the federal banking agencies, as described in the section entitled “—Supervision and Regulation of the Bank—Prompt Corrective Action” below.

The Company and Winchester Bancorp, MHC currently rely on the Federal Reserve’s Small Bank Holding Company Policy Statement, which exempts a bank holding company from the generally applicable capital requirements if it has no more than $3 billion in total consolidated assets, does not engage in significant nonbanking activities, does not conduct significant off-balance sheet activities, and does not have a material amount of debt or equity securities outstanding and registered with the SEC.

Payment of Dividends and Stock Repurchases. Winchester Bancorp, MHC and the Company are limited in their ability to pay dividends or repurchase its stock by the Federal Reserve Board, including if doing so would be an unsafe or unsound banking practice. When a bank holding company intends to declare or pay a dividend that could raise safety and soundness concerns, it generally will be required to inform and consult with the Federal Reserve Board in advance. It is the policy of the Federal Reserve Board that a bank holding company should generally pay dividends on common stock only out of earnings, and only if prospective earnings retention is consistent with the company’s capital needs and overall current and prospective financial condition. Additionally, bank holding companies should inform and consult with the Federal Reserve Board in advance of declaring and paying a dividend that exceeds earnings for the period for which the dividend is being paid.

According to guidance from the Federal Reserve Board, a bank holding company’s dividend policies will be assessed against, among other things, its ability to achieve applicable capital ratio requirements. If a bank holding company does not achieve applicable capital ratio requirements, it may not be able to pay dividends.

A bank holding company is also required to give the Federal Reserve Board prior written notice before purchasing or redeeming its equity securities if the gross consideration for the purchase or redemption, when aggregated with the net consideration paid by the bank holding company for all such purchases or redemptions during the preceding twelve months, is equal to 10% or more of the bank holding company’s consolidated net worth. The Federal Reserve Board may disapprove such a purchase or redemption if it determines that the proposal would constitute an unsafe or unsound practice or would violate any law, regulation, Federal Reserve Board order, or any condition imposed by or written agreement with the Federal Reserve Board. This prior notice requirement does not apply to any bank holding company that meets certain “well capitalized” and “well managed” standards and is not the subject of any unresolved supervisory issues.

In addition, a bank holding company is required to consult with the Federal Reserve Board before redeeming any equity or other capital instrument included in Tier 1 or Tier 2 capital prior to stated maturity if such redemption could have a material effect on the level or composition of the organization’s capital base.

Under the Federal Reserve Board’s Regulation MM, if the Company pays dividends on its common stock to public stockholders, it is also required to pay dividends to Winchester Bancorp, MHC, unless Winchester Bancorp, MHC elects to waive the receipt of dividends. On July 31, 2026, the Federal Reserve Board issued a notice of proposed rulemaking to revised Regulation MM by, among other things, eliminating certain dividend waiver requirements by mutual holding companies. Management is monitoring the status of the proposed rule.

Examinations. Bank holding companies and banks are subject to regular examination by their respective regulatory agencies, which results in examination reports and ratings that, while not publicly available, can impact the conduct and growth of their businesses. These examinations may consider not only compliance with applicable laws and regulations, but also capital levels, asset quality and risk, management ability and performance, earnings, liquidity, sensitivity to market risk, and various other factors. The regulatory agencies generally have broad authority to impose restrictions and limitations on the operations of a regulated entity when an agency determines, among other things, that such operations are unsafe or unsound, fail to comply with applicable law, or are otherwise inconsistent with laws and regulations or with the supervisory policies of these agencies.

Anti-Money Laundering Initiatives and Sanctions Compliance. The Company, Winchester Bancorp, MHC, and the Bank are subject to extensive regulations aimed at combating money laundering and terrorist financing. The Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism Act of 2001 (the “USA PATRIOT Act”) substantially broadened the scope of U.S. anti-money laundering laws and regulations by imposing significant compliance and due diligence obligations, creating new crimes and penalties, and expanding the extra-territorial jurisdiction of the United States. Treasury Department regulations implementing the USA PATRIOT Act impose obligations on financial institutions to maintain appropriate policies, procedures, and controls to detect, prevent, and report money laundering and terrorist financing and to verify the identity of their customers. In addition, the Anti-Money Laundering Act of 2020 (the “AML Act”), enacted in January 2021, includes the most substantial changes to U.S. anti-money laundering law since the USA PATRIOT Act. Among other things, the AML Act creates new beneficial ownership reporting requirements for certain entities doing business in the United States, requires the Treasury Department’s Financial Crimes Enforcement Network to establish national anti-money laundering priorities and combating the financing of terrorism priorities, increases anti-money laundering whistleblower awards and expands whistleblower protections, and enhances penalties for Bank Secrecy Act and anti-money laundering violations. Failure of a financial institution to maintain and implement adequate programs to combat money laundering and terrorist financing, or to comply with all of the relevant laws or regulations, could have serious legal and financial consequences for the institution.

The Treasury Department’s Office of Foreign Assets Control (“OFAC”) is responsible for ensuring that U.S. entities do not engage in transactions with certain prohibited parties, as defined by various Executive Orders and Acts of Congress. OFAC publishes lists of persons, organizations, and countries suspected of aiding, harboring, or engaging in terrorist acts, known as Specially Designated Nationals and Blocked Persons. OFAC administers and enforces applicable economic and trade sanctions programs. These sanctions are usually targeted against foreign countries, terrorists, international narcotics traffickers, and those believed to be involved in the proliferation of weapons of mass destruction. These regulations generally require either the blocking of accounts or other property of specified entities or individuals, but they may also require the rejection of certain transactions involving specified entities or individuals. The Company maintains policies, procedures, and other internal controls designed to comply with anti-money laundering requirements and sanctions programs.

Sarbanes-Oxley Act. The Sarbanes-Oxley Act represents a comprehensive revision of laws affecting corporate governance, accounting obligations, and corporate reporting. The Sarbanes-Oxley Act is applicable to all companies with equity securities registered, or that file reports, under the Exchange Act. In particular, the act established: (i) requirements for audit committees, including independence, expertise, and responsibilities; (ii) responsibilities regarding financial statements for the chief executive officer and chief financial officer of the reporting company and new requirements for them to certify the accuracy of periodic reports; (iii) standards for auditors and regulation of audits; (iv) disclosure and reporting obligations for the reporting company and its directors and executive officers; and (v) civil and criminal penalties for violations of the federal securities laws. The legislation also established a new accounting oversight board to enforce auditing standards and restrict the scope of services that accounting firms may provide to their publicly traded company audit clients.

SUPERVISION AND REGULATION OF THE BANK

The Bank is a savings bank chartered under the laws of the state of Massachusetts and is primarily subject to the supervision, examination, and reporting requirements of the FDIC and the Division. Almost every area of the operations and financial condition of the Bank is subject to extensive regulation and supervision and to various requirements and restrictions under federal and state law, including loans, reserves, investments, issuance of securities, establishment of branches, capital adequacy, liquidity, earnings, dividends, management practices, and the provision of services. The FDIC and the Division regularly examine the Bank’s operations and have the authority to approve or disapprove mergers, the establishment of branches, and similar corporate actions. Both regulatory agencies have the power to take enforcement action to prevent the development or continuance of unsafe or unsound banking practices or other violations of law. The Bank is subject to supervision, examination, enforcement, and reporting requirements under the FDI Act, the General Laws of Massachusetts, regulations of the FDIC and the Division, and certain of the requirements imposed by the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (the “Dodd-Frank Act”). The Bank is also subject to a wide range of consumer protection laws and regulations.

Restrictions on Lending, Insider Transactions, and Affiliate Transactions. General Laws of Massachusetts grant broad lending authority. However, with certain limited exceptions, total obligations of one borrower to a Massachusetts savings bank may not exceed 20% of the bank’s total capital, which is defined under Massachusetts law as the sum of capital stock, surplus account, and undivided profits.

Sections 22(g) and 22(h) of the Federal Reserve Act, as implemented by the Federal Reserve Board’s Regulation O, governs and restricts extensions of credit by a member bank to an executive officer, director, or principal shareholder of the bank and its affiliates. By making these provisions applicable to state non-member banks, the FDI Act and FDIC regulations impose these restrictions on the Bank’s purchases or sales of assets from or to insiders of the Bank, the Company, and Winchester Bancorp, MHC. Guidance from the Division likewise provides that a Massachusetts financial institution shall comply with Regulation O. In general, extensions of credit to insiders: (i) may not exceed certain dollar limitations; (ii) must be made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with third parties; and (iii) must not involve more than the normal risk of repayment or present other unfavorable features.

Additionally, Sections 23A and 23B of the Federal Reserve Act, which the FDI Act makes applicable to a state non-member bank such as the Bank in the same manner and to the same extent as if it were a member bank, establish parameters for an insured bank to conduct “covered transactions” with its affiliates, generally: (i) limiting the extent to which the bank or its subsidiaries may engage in “covered transactions” with any one affiliate to an amount not greater than 10% of the bank’s capital stock and surplus, and limiting the aggregate of all such transactions with all affiliates to an amount not greater than 20% of the bank’s capital stock and surplus; and (ii) requiring that all such transactions be on terms substantially the same, or at least as favorable, to the bank or subsidiary as those that would be provided to a non-affiliate. In addition, an insured bank’s loans to affiliates generally must be fully collateralized. The term “covered transaction” includes the making of loans to the affiliate, purchase of assets from the affiliate, issuance of a guarantee on behalf of the affiliate, and several other types of transactions.

Concentrations in Lending. In 2006, the federal bank regulatory agencies released guidance advising financial institutions of the risks posed by commercial real estate lending concentrations and reinforcing that financial institutions should implement sound risk management processes to identify, monitor, and control risks associated with commercial real estate concentrations. Higher allowances for credit losses and capital levels may also be required. The commercial real estate guidance provides that further supervisory analysis of an institution’s commercial real estate loan concentrations is warranted when its concentrations exceed either: (i) total reported loans for construction, land development, and other land of 100% or more of a bank’s total risk-based capital; or (ii) total reported loans secured by multifamily and non-farm non-residential properties and loans for construction, land development, and other land of 300% or more of a bank’s total risk-based capital, where the outstanding balance of the institution’s commercial real estate portfolio has also increased by 50% or more during the prior 36 months. We have exposures to loans secured by commercial real estate due to the nature of our market and the loan needs of both our retail and commercial customers. We believe that our long-term experience in commercial real estate lending, underwriting policies, internal controls, and other policies currently in place, as well as our loan and credit monitoring and administration procedures, are generally appropriate to managing our concentrations as required under the commercial real estate guidance.

Capital Requirements and Prompt Corrective Action. The FDIC has adopted generally applicable risk-based capital ratio and leverage ratio requirements for state non-member banks that are substantially similar to the generally applicable requirements for bank holding companies.

In addition, the FDI Act identifies five capital categories for insured depository institutions: well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized, and critically undercapitalized.

Under the banking agencies' prompt corrective action framework, an insured depository institution is subject to differential regulation corresponding to the capital category within which the institution falls. For an insured depository institution to be “well capitalized” under this framework, it generally must have a common equity Tier 1 capital ratio of at least 6.50%, a Tier 1 capital ratio of at least 8.00%, a total capital ratio of at least 10.00%, and a leverage ratio of at least 5.00%, and must not be subject to any written agreement, order or capital directive, or prompt corrective action directive issued by its primary federal or state banking regulator to meet and maintain a specific capital level for any capital measure. These limitations apply to the Bank, and not to the Company and Winchester Bancorp, MHC, on a standalone basis.

The FDI Act requires the federal banking agencies to take prompt corrective action whenever an insured depository institution does not meet minimum capital requirements. Failure to meet the capital guidelines could also subject an insured depository institution to capital raising requirements. In addition, an insured depository institution is generally prohibited from making capital distributions, including paying dividends or paying management fees to a holding company, if the institution would thereafter be undercapitalized. Finally, failure to meet statutorily mandated capital guidelines or more restrictive ratios separately established for an insured depository institution could subject the institution to a variety of enforcement remedies available to federal regulatory authorities, including issuance of a capital directive, the termination of deposit insurance by the FDIC, a prohibition on accepting or renewing brokered deposits, limitations on the rates of interest that the institution may pay on its deposits, and other restrictions on its business.

The Economic Growth, Regulatory Relief, and Consumer Protection Act permits most banking organizations with $10 billion in total consolidated assets to elect to use an alternative capital framework under which they are deemed to satisfy the federal banking agencies’ generally applicable risk-based and leverage capital rules and the capital conservation buffer, and to be deemed well-capitalized for purposes of prompt corrective action, if they satisfy a “community bank leverage ratio” (“CBLR”) requirement. In order to qualify for the CBLR framework, a banking organization may not have off-balance sheet exposures totaling more than 25% of total consolidated assets or trading assets and liabilities more than 5% of total consolidated assets. A banking organization satisfies the CBLR and is considered “well capitalized” if it maintains a ratio of Tier 1 capital to average total consolidated assets (i.e., a leverage ratio) of more than 8%. At June 30, 2026, the Bank had opted into the CBLR framework, exceeded the CBLR requirement, and was considered “well capitalized.” Payment of Dividends. The principal source of the Company’s and Winchester Bancorp, MHC’s cash flow is dividends from the Bank. There are various legal and regulatory provisions that limit the amount of dividends the Bank can pay to the Company without regulatory approval. Under the General Laws of Massachusetts, a Massachusetts savings bank with outstanding preferred stock may not, without the prior approval of the Massachusetts Commissioner of Banks, declare dividends on the common stock without also declaring dividends on the preferred stock. The approval of the Massachusetts Commissioner of Banks is also required if the total of all dividends declared in any calendar year exceeds the total of its net profits for that year combined with its retained net profits from the preceding two years, less any required transfer to surplus or a fund for the retirement of any preferred stock. For this purpose, net profits means the remainder of all earnings from current operations plus actual recoveries on loans and investments and other assets after deducting current operating expenses, actual losses, accrued dividends on preferred stock, if any, and all federal and state taxes.

In addition, an insured depository institution is generally prohibited from making capital distributions, including paying dividends or paying management fees to a holding company, if the institution would thereafter be undercapitalized. Finally, the FDI Act prohibits an insured depository institution from paying dividends on its capital stock if it is in default of its payment of deposit insurance assessments to the FDIC.

Reserve Requirements. Federal Reserve Board rules require depository institutions, such as the Bank, to maintain reserves against their transaction accounts. In response to the COVID-19 pandemic, the Federal Reserve Board reduced reserve requirement ratios to 0.00% effective March 26, 2020. Increases to the reserve requirement would decrease the amount of the Bank’s assets that it may make available for lending and investment activities. Currently, the Federal Reserve Board has not announced plans to re-impose reserve requirements. However, the Federal Reserve Board may adjust reserve requirement ratios in the future if conditions warrant. Balances maintained by or on behalf of depository institutions in accounts at Federal Reserve Banks continue to receive interest when reserve requirement ratios are set to 0.00%. All balances earned the interest on excess reserves rate through July 28, 2021. Thereafter, all balances earn the Interest on Reserve Balances (the “IORB”) rate. The IORB rate is the rate of interest paid by the Federal Reserve Bank on balances maintained by or on behalf of an eligible institution in an account at a Federal Reserve Bank.

Consumer Protection Laws. We are subject to numerous laws and regulations intended to protect consumers, in addition to those discussed above, when lending or offering deposit products to consumers. These laws include, among others: the Truth in Lending Act, the Truth in Savings Act, the Electronic Fund Transfer Act, the Expedited Funds Availability Act, the Equal Credit Opportunity Act, the Fair and Accurate Credit Transactions Act, the Fair Housing Act, the Fair Credit Reporting Act, the Fair Debt Collection Act, the GLB Act, the Home Mortgage Disclosure Act, the Right to Financial Privacy Act, the Real Estate Settlement Procedures Act, laws regarding unfair and deceptive acts and practices, and usury and other fair lending laws and regulations, including state laws and regulations.

Because the Bank has assets of not more than $10 billion, its primary federal regulator, the FDIC, examines and enforces the Bank’s compliance with consumer financial protection laws. However, the CFPB has rulemaking authority, including with respect to regulations prohibiting unfair, deceptive, or abusive acts or practices. Additionally, the CFPB may participate in examinations of banks with not more than $10 billion in assets on a “sampling basis” and may refer potential enforcement actions against such banks to their primary federal regulators.

Many states and local jurisdictions have consumer protection laws analogous, and in addition, to those listed above. Violations of applicable consumer protection laws can result in significant potential liability, including actual damages, restitution, and injunctive relief, from litigation brought by customers, state attorneys general, and other plaintiffs, as well as enforcement actions by banking regulators.

Financial Privacy and Data Sharing Laws. The GLB Act imposes requirements related to the privacy of customer financial information. Among other things, the GLB Act requires disclosure of privacy policies to consumers and, in some circumstances, allows consumers to prevent disclosure of certain personal information to a nonaffiliated third party. The privacy provisions of the GLB Act may affect how consumer information is transmitted through diversified financial companies and conveyed to outside vendors.

In addition, Massachusetts has adopted regulatory requirements intended to protect personal information, requiring organizations to establish written information security programs. Massachusetts regulations also impose technology system requirements, including for the encryption of personal information sent over wireless or public networks or stored on portable devices.

On October 22, 2024, the CFPB issued a final rule to implement Section 1033 of the Dodd-Frank Act. Under the final rule, financial institutions such as the Bank that offer a consumer product or service covered by the rule would be required, upon request, to make available to a consumer or third party authorized by the consumer certain information the Bank has concerning such a product or service. Industry organizations challenged the final rule in court. On July 29, 2025, the district court granted a motion by the CFPB to stay the proceedings while the CFPB conducts a rulemaking to revise the final rule substantially. On August 22, 2025, the CFPB issued an advance notice of proposed rulemaking to solicit comments and data on several issues as part of a reconsideration of the final rule. On October 29, 2025, the district court issued a preliminary injunction preventing the CFPB from enforcing the final rule until the CFPB has completed its reconsideration of the rule. Branching. Under federal law, the Bank may establish branch offices with the prior approval of the FDIC. Federal law allows a bank to branch into a new state through the establishment of a new branch if, among other factors, the bank is “well managed” and “well capitalized” and, under the laws of the state in which the branch is to be located, a state bank chartered by that state would be permitted to establish the branch. Under Massachusetts law, a bank that has received a rating of “Satisfactory” or higher in its most recent Massachusetts Community Reinvestment Act examination, is adequately capitalized, and has not been notified that it is in troubled condition, may open branch offices throughout Massachusetts by providing prior written notice to the Massachusetts Commissioner of Banks. In addition, with prior approval of the Massachusetts Commissioner of Banks, the Bank may acquire branches of existing banks located in Massachusetts.

Parity. A Massachusetts savings bank may, in accordance with Massachusetts law, exercise any power and engage in any activity that is permissible for federally-chartered banks or state banks chartered in a state other than Massachusetts, provided that the savings bank is subject to the same limitations and restrictions that are applicable to the federal or out-of-state bank and the activity is permitted under federal law. A Massachusetts savings bank may exercise such powers and engage in such activities by providing advance written notice to the Massachusetts Commissioner of Banks.

FDIC Deposit Insurance Assessments. The deposits of the Bank are insured by the DIF as administered by the FDIC and, accordingly, are subject to deposit insurance assessments to maintain the DIF at minimum levels required by statute. The Dodd-Frank Act increased the minimum reserve ratio requirement for the DIF to 1.35% of total estimated insured deposits or the comparable percentage of the deposit assessment base. The DIF reserve ratio fell to below the statutory minimum of 1.35% during the COVID-19 pandemic. The FDIC adopted a restoration plan in September 2020, which it amended in June 2022, to restore the DIF reserve ratio to at least 1.35% by September 30, 2028. On October 18, 2022, the FDIC adopted a final rule to increase initial base deposit insurance assessment rates for insured depository institutions by two basis points, beginning with the first quarterly assessment period of 2023. The increased assessment rate schedules will remain in effect unless and until the reserve ratio of the DIF meets or exceeds 2.00%. As a result of the new rule, the FDIC insurance costs of insured depository institutions, including the Bank, generally increased. The FDIC uses a risk-based assessment system that imposes insurance premiums as determined by multiplying an insured bank’s assessment base by its assessment rate. A bank’s deposit insurance assessment base is generally equal to its total assets minus its average tangible equity during the assessment period. For a depository institution that has been insured for more than five years and that has total consolidated assets of less than $10.0 billion, such as the Bank, the FDIC determines the assessment rate within a range of base assessment rates based on the bank’s CAMELS composite rating, considering other factors and adjustments. The CAMELS rating system is a supervisory rating system developed to classify a bank’s overall condition by considering capital adequacy, assets, management capability, earnings, liquidity, and sensitivity to market and interest rate risk.

On June 25, 2026, the FDIC issued a proposal to revise deposit insurance assessment thresholds, rate schedules, and adjustments. Among other changes, the proposal would reduce initial base assessment rate schedules applicable to small institutions, including the Bank, by two basis points.

Insurance of deposits may be terminated by the FDIC upon a finding that a bank has engaged in unsafe and unsound practices, is in an unsafe or unsound condition to continue operations or has violated any applicable law, regulation, rule order or condition imposed by the bank’s federal regulatory agency. In addition, the FDI Act provides that, in the event of the liquidation or other resolution of an insured depository institution, the claims of depositors of the institution, including the claims of the FDIC as subrogee of insured depositors, and certain claims for administrative expenses of the FDIC as a receiver, will have priority over other general unsecured claims against the institution, including those of its parent bank holding company.

Massachusetts Depositors Insurance Fund Assessments. The Bank is a member of the MA DIF, a corporation that insures Massachusetts savings bank and cooperative bank deposits in excess of federal deposit insurance coverage. The MA DIF is authorized to charge savings banks a risk-based assessment on deposit balances in excess of the amounts insured by the FDIC.

Community Reinvestment Act. The Federal Community Reinvestment Act, or ("CRA") requires that, in connection with examinations of insured depository institutions within their respective jurisdictions, the federal banking agencies must evaluate the record of each financial institution in meeting the credit needs of its entire local community, including low- and moderate-income neighborhoods. The federal banking agencies also consider a bank’s CRA performance when evaluating applications seeking approval for mergers, acquisitions, and new offices or facilities, and a CRA rating of less than “Satisfactory” may adversely affect the ability of a bank or its parent company to engage in such transactions.

On October 24, 2023, the federal banking agencies issued a final rule revising their framework for evaluating banks’ records of community reinvestment under the CRA. On July 16, 2025, these agencies issued a notice of proposed rulemaking to rescind the October 2023 final rule and restore the CRA framework that existed prior to the October 2023 final rule, which was originally adopted in 1995. On July 31, 2026, the FDIC and Office of the Comptroller of the Currency issued a notice of proposed rulemaking to modify the 1995 CRA rules, including by clarifying the product lines that will be subject to evaluation, excluding deposit products from evaluation, and narrowing the criteria for grants and donations to qualify for CRA credit.

In addition, Massachusetts has a Community Reinvestment Act statute that contains similar standards to the federal CRA and requires the Division to examine the community reinvestment performance of Massachusetts state banks. The Bank received a rating of “Satisfactory” at its most recent CRA evaluation, which the FDIC and the Division conducted jointly, with the FDIC applying the 1995 CRA rules.

FHLB Membership. The Bank is a member of the Federal Home Loan Bank of Boston, which is one of 11 regional Federal Home Loan Banks that administer the home financing credit function of banking institutions. Each Federal Home Loan Bank is funded primarily from proceeds derived from the sale of consolidated obligations of the Federal Home Loan Bank system and makes advances to members in accordance with policies and procedures established by the Board of Directors of the Federal Home Loan Bank and subject to the oversight of the Federal Housing Finance Agency. All advances from a Federal Home Loan Bank are required to be fully secured by sufficient collateral as determined by the Federal Home Loan Bank. In addition, all long-term advances are required to provide funds for residential home financing.

Cybersecurity. Federal banking agencies pay close attention to the cybersecurity practices of banks and their holding companies and affiliates. Examinations by the banking agencies include review of an institution’s information technology and its ability to thwart cyber-attacks. The interagency council of the agencies, the FFIEC, has issued several policy statements and other guidance for banks as new cybersecurity threats arise. The FFIEC has focused on such matters as compromised customer credentials and business continuity planning.

Banking organizations are required to notify their primary federal regulator of significant computer security incidents within 36 hours of determining that such an incident has occurred. In addition, SEC rules require public companies to disclose material cybersecurity incidents that they experience on Form 8-K within four business days of determining that a material cybersecurity incident has occurred and to disclose on an annual basis material information regarding their cybersecurity risk management, strategy, and governance.

Emerging Growth Company Status

The Company is an “emerging growth company.” For as long as it continues to be an emerging growth company, it may choose to take advantage of exemptions from various reporting requirements applicable to other public companies but not to emerging growth companies, including, but not limited to, reduced disclosure obligations regarding executive compensation in its periodic reports and proxy statements, and exemptions from the requirements of holding a non-binding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. As an emerging growth company, the Company. also will not be subject to Section 404(b) of the Sarbanes-Oxley Act, which would require that its independent auditors review and attest as to the effectiveness of its internal control over financial reporting. The Company has also elected to use the extended transition period to delay adoption of new or revised accounting pronouncements applicable to public companies until such pronouncements are made applicable to private companies. Such an election is irrevocable during the period a company is an emerging growth company. Accordingly, its financial statements may not be comparable to the financial statements of public companies that comply with such new or revised accounting standards.

A company loses emerging growth company status on the earlier of: (1) the last day of the fiscal year of the company during which it had total annual gross revenues of $1.235 billion or more; (2) the last day of the fiscal year of the issuer following the fifth anniversary of the date of the first sale of common equity securities of the company pursuant to an effective registration statement under the Securities Act of 1933; (3) the date on which such company has, during the previous three-year period, issued more than $1.0 billion in non-convertible debt; or (4) the date on which such company is deemed to be a “large accelerated filer” under SEC regulations (generally, at least $700 million of voting and non-voting equity held by non-affiliates).

Item 1A. Risk Factors.

Risks Related to our Business

Risks Related to our Lending Activities

Our portfolios of commercial real estate and multi-family real estate loans have increased in recent periods, and we intend to continue originating these types of loans. These loans involve credit risks that could adversely affect our financial condition and results of operations.

At June 30, 2026, commercial real estate and multi-family loans totaled $319.2 million, or 36.5% of our total loan portfolio. Given their larger balances and the complexity of the underlying collateral, commercial real estate loans and multi-family real estate loans generally have more risk than the owner-occupied one- to four-family residential real estate loans we originate. Because the repayment of these loans depends on the successful management and operation of the borrower’s properties, and/or related businesses with respect to commercial real estate loans, repayment of such loans can be affected by adverse conditions in the local real estate market or economy. Also, many of our commercial borrowers have more than one loan outstanding with us. Consequently, an adverse development with respect to one loan or one credit relationship can expose us to a significantly greater risk loss compared to an adverse development with respect to a one-to four-family residential real estate loan. If we foreclose on these loans, our holding period for the collateral typically is longer than for a one- to four-family residential property because there are fewer potential purchasers of the collateral. In addition, commercial real estate loans and multifamily real estate loans typically involve larger loan balances to single borrowers or groups of related borrowers compared to one- to four-family residential loans. Accordingly, charge-offs on these types of loans may be larger than those incurred with our one- to four-family residential or consumer loan portfolios.

As our commercial real estate and multi-family real estate loan portfolios increase, the corresponding risks and potential for losses from these loans may also increase, which could adversely affect our business, financial condition and results of operations.

Our construction loans involve credit risks that could adversely affect our financial condition and results of operations.

At June 30, 2026, we had $116.4 million in construction loans, or 13.3% of our total loan portfolio, nearly all of which consisted of commercial construction loans. Construction lending involves additional risks when compared with permanent financing because funds are advanced upon the security of the project, which is of uncertain value before its completion. Because of the uncertainties in estimating construction costs, as well as the market value of the completed project and the effects of governmental regulation of real property, it can be difficult to accurately evaluate the total funds required to complete a project and the related loan-to-value ratio. These loans often involve the disbursement of substantial funds with repayment substantially dependent on the success of the ultimate project and the ability of the borrower to sell or lease the property or obtain permanent take-out financing, rather than the ability of the borrower or guarantor to repay principal and interest. If the appraised value of a completed project proves to be overstated, we may have inadequate security for the repayment of the loan upon completion of construction of the project and may incur a loss. As our construction loan portfolio increases, the corresponding risks and potential for losses from these loans may also increase, which could adversely affect our business, financial condition and results of operations.

Our emphasis on real estate loans exposes us to lending risks.

At June 30, 2026, the overwhelming majority of our loan portfolio was secured by real estate, most of which is located in our primary lending market area of Middlesex County, Massachusetts and surrounding areas. Declines in the real estate values in our primary lending market and surrounding areas could significantly impair the value of the collateral securing our loans and our ability to sell the collateral upon foreclosure for an amount necessary to satisfy the borrower’s obligations to us. This could require increasing our allowance for credit losses to address the decrease in the value of the real estate securing our loans, which could have a material adverse effect on our financial condition and results of operations.

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

We periodically make a determination of an allowance for credit losses based on available information, including, but not limited to, the quality of the loan and lease portfolio as indicated by trends in loan risk ratings, payment performance, economic conditions, the value of the underlying collateral and the level of no accruing and criticized loans and leases. Management relies on its loan officers and credit quality reviews, its experience, and its evaluation of economic conditions, among other factors, in determining the amount of provision required for the allowance for credit losses. Provisions to this allowance result in an expense for the period. If, as a result of general economic conditions, previously incorrect assumptions, or an increase in defaulted loans or leases, we determine that additional increases in the allowance for credit losses are necessary, additional expenses may be incurred.

Determining the allowance for credit losses inherently involves a high degree of subjectivity and requires us to make significant estimates of current credit risks and trends, all of which may undergo material changes. We cannot be sure that we will be able to limit losses on those loans that are identified. We have in the past, and in the future may be, required to increase our allowance for credit losses. for any of several reasons. State and federal regulators, in reviewing our loan portfolio as part of a regulatory examination, may request that we increase our allowance for credit losses. Any increases in our allowance for credit losses will result in a decrease in our net income and, possibly, our capital, and could have an adverse effect on our financial condition and results of operations.At June 30, 2026, our allowance for credit losses was 0.55% of total loans and 300.82% of nonperforming loans. Material additions to our allowance would materially decrease our net income.

Uncertainties associated with increased originations of commercial real estate, construction and multi-family loans may result in errors in judging collectability, which may lead to additional provisions for credit losses or charge-offs, which would negatively affect our operations.

Our recent and intended increases in the level of our commercial real estate, construction and multi-family real estate originations have required and would likely require us to lend to borrowers with which we have limited or no experience. Our commercial real estate, construction and multi-family loans have grown from $364.9 million or 48.4% of the total loan portfolio at June 30, 2025 to $435.5 million or 49.8% of the total loan portfolio at June 30, 2026. While we have not incurred any losses with regard to loans originated during this period, this portion of the loan portfolio is unseasoned and we do not have a significant payment history pattern with which to judge future collectability. Further, newly originated loans have not been subjected to unfavorable economic conditions. As a result, it may be difficult to predict the future performance of newly originated loans. These loans may have delinquency or charge-off levels above our recent historical experience, which could adversely affect our future performance. Further, commercial real estate, construction (in particular commercial construction) and multi-family real estate loans generally have larger balances and involve a greater risk than one- to four-family residential mortgage loans. Accordingly, if we make any errors in judgment in the collectability of these loans, any resulting charge-offs may be larger on a per loan basis than those incurred historically with our single-family residential mortgage loans.

The level of our commercial real estate and multi-family real estate loan portfolio may subject us to additional regulatory scrutiny.

The federal banking agencies have issued joint guidance on sound risk management practices for financial institutions with concentrations in commercial real estate lending. Under the guidance, an institution is identified as having potential commercial real estate concentration risk if (i) total reported loans for construction, land acquisition and development, and other land represent 100% or more of the institutions total risk-based capital, or (ii) total reported loans secured by multi-family and non-farm non-residential properties and loans for construction, land development and other land represent 300% or more of the institutions total capital where the outstanding balance of the institution’s commercial real estate loan portfolio has increased 50% or more during the prior 36 months. An institution that is identified as having potential concentrations in commercial real estate lending is expected to employ heightened levels of risk management with respect to its commercial real estate portfolios and may be required to maintain higher levels of capital. As of June 30, 2026, loans secured by multi-family and commercial real estate represented 320.3% of the Bank’s total capital While we believe we have implemented policies and procedures with respect to our commercial and multi-family real estate loan portfolio consistent with this guidance, we could be required to maintain higher levels of capital as a result of our commercial real estate and multi-family real estate lending concentration, which could limit our growth, require us to raise or retain additional capital, and have an adverse effect on our business, financial condition, and results of operations. Additionally, we cannot guarantee that any risk management practices we implement will be effective to prevent losses relating to our commercial real estate portfolio.

The foreclosure process may adversely impact our recoveries on non-performing loans

The judicial foreclosure process is protracted, which delays our ability to resolve non-performing loans through the sale of the underlying collateral. The longer timelines have been the result of many factors, including additional consumer protection initiatives related to the foreclosure process, increased documentary requirements and judicial scrutiny, and, both voluntary and mandatory programs under which lenders may consider loan modifications or other alternatives to foreclosure. These reasons and the legal and regulatory responses have impacted the foreclosure process and completion time of foreclosures for residential mortgage lenders. This may negatively impact collateral values and our ability to minimize losses.

We are subject to environmental liability risk associated with lending activities or properties we own.

A significant portion of our loan portfolio is secured by real estate, and we could become subject to environmental liabilities with respect to one or more of these properties, or with respect to properties that we own in operating our business. During the ordinary course of business, we may foreclose on and take title to properties securing defaulted loans. In doing so, there is a risk that hazardous or toxic substances could be found on these properties, particularly those properties securing commercial real estate lending. If hazardous conditions or toxic substances are found on these properties, we may be liable for remediation costs, as well as for personal injury and property damage, civil fines and criminal penalties regardless of when the hazardous conditions or toxic substances first affected any particular property. Environmental laws may require us to incur substantial expenses to address liabilities and may materially reduce the affected property’s value or limit our ability to use or sell the affected property. In addition, future laws or more stringent interpretations or enforcement policies with respect to existing laws may increase our exposure to environmental liability. Our policies, which require us to perform an environmental review before initiating any foreclosure action on non-residential real property, may not be sufficient to detect all potential environmental hazards. The remediation costs and any other financial liabilities associated with an environmental hazard could have a material adverse effect on us.

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

As of June 30, 2026 and June 30, 2025, we had $844,000 and $1.2 million in net unrealized losses on available-for-sale investment securities, respectively. In addition, we have experienced a shift in deposits from lower-cost savings and demand accounts to higher-cost certificates of deposit. However, the rates we earn on our loans did not increase as rapidly as those paid on deposits during the years ended June 30, 2026 and June 30, 2025, as we have a significant amount of fixed-rate residential real estate loans where the interest rates did not increase commensurate with the increase in market interest rates. In addition, most of our adjustable-rate loans do not reprice immediately, such that changes in market interest rates take a period of time to affect our portfolio yields.

We monitor interest rate risk through simulation models, including estimates of the amounts by which the fair value of our assets and liabilities (our economic value of equity or “EVE”) and our net interest income would change in the event of a range of assumed changes in market interest rates. As of June 30, 2026, in the event of an instantaneous 200 basis point increase in interest rates, we estimate that we would experience a 20.1% decrease in EVE and a 17.9% decrease in net interest income.

Any substantial, unexpected, prolonged change in market interest rates could have a material adverse effect on our financial condition, liquidity and results of operations. Changes in the level of interest rates also may negatively affect the value of our assets and ultimately affect our earnings.

For further discussion of how changes in interest rates could impact us, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations —Management of Market Risk.”

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

We are required by our bank regulators to maintain adequate levels of capital to support our operations. We may at some point need to raise additional capital to support our growth. If we raise capital through the issuance of additional shares of our common stock or other securities, it would dilute the ownership interests of stockholders and may dilute the per share book value of our common stock. New investors may also have rights, preferences and privileges senior to our current stockholders, which may adversely impact our then current stockholders. Also, the need to raise additional capital may force our management to spend more time in managerial and financing-related activities than in operational activities.

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

We compete with community, regional, national, and global banks, non-bank licensed lenders and private equity funds in purchasing or originating loans, attracting deposits, and selling other customer products and services. Many of our primary competitors have substantially greater resources, larger established customer bases, higher lending limits, extensive branch networks, numerous ATMs, and greater advertising and marketing budgets. Additionally, due to their size, many competitors may be able to achieve economies of scale and, as a result, may offer a broader range of products and services, as well as better pricing for those products and services than we can. Emerging technologies, such as artificial intelligence (including machine learning and generative artificial intelligence) and quantum computing, have the potential to further intensify competition and accelerate disruption in the financial services industry. In recent years, non-financial services firms, such as financial technology companies, have begun to offer services traditionally provided by financial institutions. These firms attempt to use technology and mobile platforms to enhance the ability of companies and individuals to borrow, save and invest money. Many of these non-financial services competitors have fewer regulatory constraints and may have lower cost structures than we do. Our long-term success depends on our ability to develop and execute strategic plans and initiatives; to develop competitive products and technologies; and to attract, retain and develop a highly skilled employee workforce. We may not be as timely or successful in assessing the evolving competitive landscape and developing or introducing new products and services as our competitors. Our business may be negatively impacted if we, or our third-party providers, do not timely develop and apply emerging technologies, or if our initiatives in these areas are deficient or fail. Our, or our third-party providers’, inability, or resistance to timely innovate or adapt operations, products and services to evolving regulatory and market environments, industry standards and consumer preferences could result in service disruptions, harm our business, and adversely affect our results of operations and reputation. For additional information see “Business of Winchester Savings Bank—Market Area” and “—Competition.”

Risks Related to Laws and Regulations

Changes in laws and regulations and the cost of regulatory compliance with new laws and regulations may adversely affect our operations and/or increase our costs of operations.

The banking industry is highly regulated and supervised under both federal and state laws and regulations that are intended primarily for the protection of depositors, customers, the public, the banking system as a whole, and/or the FDIC’s DIF, not for the protection of our shareholders and creditors. Winchester Bancorp, MHC and the Company are subject to regulation and supervision by the Federal Reserve Board, and the Bank is subject to regulation and supervision by the FDIC and the Division. Compliance with applicable laws and regulations can be difficult and costly, and changes to laws and regulations can impose additional compliance costs.

Regulatory authorities have extensive discretion in their supervisory and enforcement activities, including the imposition of restrictions on our operations, the classification of our assets, and determination of the level of our allowance for credit losses. Banking laws and regulations, along with existing tax, accounting, securities, insurance and monetary laws, rules, standards, policies, and interpretations, control the methods by which financial institutions conduct business, implement strategic initiatives and tax compliance, and govern financial reporting and disclosures. Any change in such regulation and oversight, whether in the form of regulatory policy, regulations, legislation, or supervisory action, may have a material impact on our operations. Further, changes in accounting standards can be both difficult to predict and involve judgment and discretion in their interpretation by us and our independent registered public accounting firm. These changes could materially impact, potentially even retroactively, how we report our business, financial condition, and results of operations.

Applicable laws, regulations, interpretations, enforcement policies, and accounting principles have been subject to significant changes in recent years and may be subject to significant future changes. Additionally, federal and state regulatory agencies may change the manner in which existing regulations are applied. Further, changes in accounting standards can be both difficult to predict and involve judgment and discretion in their interpretation by us and our independent registered public accounting firm. These changes could materially impact, potentially even retroactively, how we report our financial condition and results of operations. We cannot predict the substance or effect of pending or future legislative, regulatory, or accounting developments, or changes to the application of laws and regulations to us. Future changes may have an effect on our business, financial condition, and results of operations.

Non-compliance with the USA PATRIOT Act, Bank Secrecy Act, or other laws and regulations could result in fines or sanctions.

The USA PATRIOT Act and Bank Secrecy Act, and other laws and regulations require financial institutions to establish and maintain an effective anti-money laundering program and to file reports such as suspicious activity reports and currency transaction reports, among other obligations. These rules also require financial institutions to establish procedures for identifying and verifying the identity of customers seeking to open new financial accounts. We are required to comply with these laws and other anti-money laundering requirements. Our federal and state banking regulators, the Treasury Department’s Financial Crimes Enforcement Network, and other governmental agencies are authorized to impose significant civil money penalties for violations of anti-money laundering requirements, in addition to restrictions on pursuing acquisitions or establishing new branches. The policies and procedures we have adopted that are designed to assist in compliance with these laws and regulations may not be effective in preventing violations of these laws and regulations.

We are also subject to increased scrutiny of compliance with the regulations issued and enforced by the Treasury Department’s Office of Foreign Assets Control, which is responsible for helping to ensure that U.S. entities do not engage in transactions with certain prohibited parties, as defined by various Executive Orders and Acts of Congress. If our program is deemed deficient, we could be subject to liability, including fines, civil money penalties, and other regulatory actions, which may include restrictions on our business operations, our ability to pay dividends, mergers and acquisitions and other forms of expansion, and entry into new business lines. Failure to maintain and implement adequate programs to combat money laundering and terrorist financing could also have significant reputational consequences for us. Any of these circumstances could have an adverse effect on our business, financial condition, and results of operations.

We are subject to stringent capital requirements, which may adversely impact our return on equity, require us to raise additional capital, or limit our ability to pay dividends or repurchase shares.

Federal regulations establish minimum capital requirements for insured depository institutions, including minimum risk-based capital and leverage ratios, and define different forms of“capital” for calculating these ratios. See “Regulation and Supervision—Supervision and Regulation of the Company—Capital Adequacy.” Banking organizations with less than $10 billion in total consolidated assets, such as the Bank, may elect to use an alternative capital framework under which they are deemed to satisfy the federal banking agencies’ generally applicable risk-based and leverage capital rules and the capital conservation buffer, and to be deemed well capitalized for purposes of prompt corrective action, if they satisfy a CBLR requirement by maintaining a ratio of Tier 1 capital to average total consolidated assets (i.e., a leverage ratio) of more than 8%. At June 30, 2026, the Bank had opted into the CBLR framework, exceeded the CBLR requirement, and was considered “well capitalized.”

In addition, the Company and Winchester Bancorp, MHC currently rely on the Federal Reserve’s Small Bank Holding Company Policy Statement, which exempts a bank holding company from the generally applicable capital requirements if it has no more than $3 billion in total consolidated assets and meets other criteria, including not having a material amount of debt or equity securities outstanding and registered with the SEC.

If the Bank were no longer eligible for the CBLR, or the Company and Winchester Bancorp, MHC were no longer eligible to rely on the Small Bank Holding Company Policy Statement, we may become subject to more costly, complex, or stringent capital requirements.

The application of the CBLR or these other capital requirements could, among other things, result in lower returns on equity and regulatory actions if we are unable to comply with such requirements.

Any new or revised standards adopted in the future may require us to maintain materially more capital, with common equity as a more predominant component, or manage the configuration of our assets and liabilities to comply with formulaic capital requirements. We may not be able to raise additional capital at all, or on terms acceptable to us. Failure to maintain capital to meet current or future regulatory requirements could have an adverse effect on our business, financial condition, and results of operations.

The Federal Reserve Board may require us to commit capital resources to support the Bank, and we may not have sufficient access to such capital resources.

The FDI Act and Federal Reserve Board regulations require a bank holding company to serve as a source of financial and managerial strength to its bank subsidiaries. Under the “source of strength” doctrine, the Federal Reserve Board may require a bank holding company to make capital injections into a subsidiary bank, including at times when the bank holding company may not be inclined to do so, and may charge the bank holding company with engaging in unsafe and unsound practices for failure to commit resources to such a subsidiary bank. Accordingly, we could be required to provide financial assistance to the Bank if it experiences financial distress.

A capital injection may be required at a time when our resources are limited and we may be required to borrow the funds or raise capital to make the required capital injection. Any loan by a bank holding company to its subsidiary bank is subordinate in right of payment to deposits and certain other indebtedness of such subsidiary bank. In the event of a bank holding company’s bankruptcy, the bankruptcy trustee will assume any commitment by the holding company to a federal bank regulatory agency to maintain the capital of a subsidiary bank. Moreover, bankruptcy law provides that claims based on any such commitment will be entitled to a priority of payment over the claims of the holding company’s general unsecured creditors, including the holders of any note obligations. Thus, any borrowing by a bank holding company for the purpose of making a capital injection to a subsidiary bank may become more difficult and expensive relative to other corporate borrowings and could have an adverse effect on our business, financial condition, and results of operations. Moreover, it is possible that we will be unable to borrow funds or otherwise raise capital when we need to do so.

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

We could remain an “emerging growth company” for up to five years, or until the earliest of (a) the last day of the first fiscal year in which our annual gross revenues exceed $1.235 billion, (b) the date that we become a “large accelerated filer” as defined in Rule 12b-2 under the Exchange Act, which would occur if the market value of our common stock that is held by non-affiliates exceeds $700 million as of the last business day of our most recently completed second fiscal quarter, or (c) the date on which we have issued more than $1.0 billion in non-convertible debt during the preceding three-year period.

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

The future of inflation and other economic factors remain uncertain, and the Federal Reserve Board may increase or decrease interest rates faster or slower than anticipated. With an increase in inflation rates, small- to medium-sized businesses may be impacted by higher costs, as they are not able to leverage economies of scale to mitigate cost pressures compared to larger businesses. Sustained higher interest rates by the Federal Reserve Board, changes to fiscal policy, including the expansion of U.S. federal deficit spending and resultant debt issuance, could also affect market interest rates, push down asset prices, and weaken economic activity. Consequently, the ability of our customers to repay their loans may deteriorate, and in some cases this deterioration may occur quickly, which would adversely impact our results of operations and financial condition. Furthermore, a prolonged period of inflation could cause wages and other costs to increase, which could adversely affect our results of operations and financial condition.

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

We must maintain sufficient funds to respond to the needs of depositors and borrowers. As a part of our liquidity management, we use a number of funding sources in addition to core deposit growth and repayments and maturities of loans and investments. As we grow, we are likely to depend more on these sources, which may include FHLBB advances, federal funds purchased and brokered certificates of deposit. While we emphasize the generation of low-cost core deposits as a source of funding, there is strong competition for such deposits in our market area. Additionally, deposit balances can decrease if customers perceive alternative investments as providing a better risk/return tradeoff. Adverse operating results or changes in industry conditions could lead to difficulty or an inability to access these additional funding sources. Our financial flexibility will be severely constrained if we are unable to maintain our access to funding or if adequate financing is not available to accommodate future growth at acceptable interest rates.

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

At June 30, 2026, we had $158.2 million outstanding in advances from the FHLBB. At June 30, 2026, we had the ability to borrow $118.8 million in additional FHLBB advances. At June 30, 2026, we also had a $5.3 million line of credit with the FHLBB, which was not drawn at June 30, 2026. Additionally, at June 30, 2026, we had a $102.0 million secured line of credit through the BIC program. We could significantly increase our borrowing capacity from the FHLBB and the Federal Reserve Bank, if we pledged additional assets as security. We anticipate that we will have sufficient funds to meet our current funding commitments. Based on our deposit retention experience and current pricing strategy, we anticipate that a significant portion of maturing time deposits will be retained.

For further information, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources.”

We hold a relatively large level of certificates of deposit, which has and may continue to significantly increase our cost of funds.

At June 30, 2026, certificates of deposit totaled $281.5 million, or 34.8% of our total deposits. Our increased levels of certificates of deposit in recent years have resulted in a higher cost of funds than would otherwise be the case if we had a higher percentage of demand deposits and savings deposits. In addition, if our certificates of deposit do not remain with us, we may be required to access other sources of funds, including loan sales, other types of deposits, advances from the FHLBB and other borrowings. Depending on market conditions, we may be required to pay higher rates on such deposits or borrowings than we currently pay on our certificates of deposit.

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

We had a defined pension benefit plan for the benefit of a portion of our employees that was terminated effective February 1, 2026. We could incur an expense in connection with the termination, which could negatively affect our income in the upcoming year.

We maintain a defined pension benefit plan for the benefit of employees of the Bank who were employees prior to November 1, 2022. This plan was frozen effective October 31, 2024. We have chosen and applied to terminate the plan. The cost to terminate the plan is primarily dependent on the value of the plan’s assets and applicable interest rates at the time such termination is finalized. We cannot estimate the actual costs associated with potential termination from the plan until the date of the termination, but if these costs were material, it would negatively impact future earnings in the year of termination.

Risks Related to Accounting Matters

Our financial statements are based in part on estimates and assumptions, which, if wrong, could cause unexpected losses in the future.

In preparing periodic reports we are required to file under the Exchange Act, including our consolidated financial statements, our management is and will be required under applicable rules and regulations to make estimates and assumptions as of a specified date. These estimates and assumptions are based on management’s best estimates and experience as of that date and are subject to substantial risk and uncertainty. Materially different results may occur as circumstances change and additional information becomes known. The most significant area requiring significant estimates and assumptions by management include our evaluation of the adequacy of our allowance for credit losses.

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

If our deposits grow too large, we may lose the benefits of excess deposit insurance provided by the MA DIF.

The Bank’s deposits are insured in full beyond federal deposit insurance coverage limits by the MA DIF, a private excess deposit insurer created under Massachusetts law. We believe providing deposit insurance in excess of FDIC insurance limits gives us a competitive advantage for individual, corporate and municipal depositors having deposit balances. However, the MA DIF may require member institutions that pose greater than normal loss exposure risk to the MA DIF to take certain risk-mitigating measures or withdraw from the MA DIF. In such an event, an institution may be required to reduce its level of excess deposits, pay for the reinsurance of excess deposits, make an additional capital contribution to the MA DIF, provide collateral or take other risk-mitigating measures that the MA DIF may require, which may include entering into reciprocal deposit programs with other financial institutions or reciprocal deposit services. Any of the above measures may reduce our overall level of deposits and increase our reliance on other, more expensive or less stable sources for funding, including FHLB advances, which would reduce net income.

Our articles of incorporation provide that, subject to limited exceptions, state and federal courts in Maryland are the sole and exclusive forum for certain stockholder litigation matters, which could limit our stockholders’ ability to obtain a favorable judicial forum for disputes with us or our directors, officers, and other employees.

Our articles of incorporation provide that, unless the Company consents in writing, the sole and exclusive forum for (i) any derivative action or proceeding brought on behalf of the Company, (ii) any action asserting a claim of breach of a fiduciary duty owed by any director, officer or other employee of the Company to the Company or its stockholders, (iii) any action asserting a claim arising pursuant to any provision of the Maryland General Corporation Law, or (iv) any action asserting a claim governed by the internal affairs doctrine will be conducted in a state or federal court located within Maryland, in all cases subject to the court’s having personal jurisdiction over the indispensable parties named as defendants. This exclusive forum provision does not apply to claims arising under the federal securities laws. This exclusive forum provision may limit a stockholder’s ability to bring a claim in a judicial forum it finds favorable for disputes with the Company and its directors, officers, and other employees, or may cause a stockholder to incur additional expense by having to bring a claim in a judicial forum that is distant from where the stockholder resides, or both. In addition, if a court were to find this exclusive forum provision to be inapplicable or unenforceable in a particular action, we may incur additional costs associated with resolving the action in another jurisdiction, which could have a material adverse effect on our financial condition and results of operations.

Various factors may make takeover attempts more difficult to achieve.

Stock banks or their holding companies, as well as individuals, may not acquire control of a company organized in the mutual holding company structure, such as the Company. As a result, the only entities that may acquire control of a mutual holding company are other mutual savings institutions or mutual holding companies. Accordingly, it is very unlikely that the Company would be subject to any takeover attempt by activist stockholders or other financial institutions.

Under applicable regulations, for a period of three years following completion of the reorganization, no person may acquire beneficial ownership of more than 10% of our common stock without prior approval of the Federal Reserve Board and the Massachusetts Commissioner of Banks. Under federal law, subject to certain exemptions, a person, entity or group must notify the Federal Reserve Board before acquiring control of a bank holding company. Also, a bank holding company must obtain the prior approval of the Federal Reserve Board before, among other things, acquiring direct or indirect ownership or control of more than 5% of any class of voting shares of any bank, including the Bank.

There also are provisions in our articles of incorporation that may be used to delay or block a takeover attempt, including a provision that prohibits any person from voting more than 10% of the shares of common stock outstanding. Furthermore, shares of restricted stock and stock options that we may grant to employees and directors, stock ownership by our management and directors, employment and change in control agreements that we have entered into with our executive officers and other factors may make it more difficult for companies or persons to acquire control of the Company without the consent of our board of directors. Taken as a whole, these statutory provisions and provisions in our articles of incorporation could result in our being less attractive to a potential acquirer and thus could adversely affect the market price of our common stock.

Risks Related to Our Organizational Structure

Our stockholders own a minority of our common stock and will not be able to exercise voting control over most matters put to a vote of stockholders.

Public stockholders own a minority of the outstanding shares of our common stock. As a result, stockholders other than Winchester Bancorp, MHC will not be able to exercise voting control over most matters put to a vote of stockholders. Winchester Bancorp, MHC may take action that the public stockholders believe to be contrary to their interests. For example, Winchester Bancorp, MHC may exercise its voting control to defeat a stockholder nominee for election to the board of directors of the Company.

In addition, stockholders will not be able to force a merger or second-step conversion transaction without the consent of Winchester Bancorp, MHC since such a transaction requires the approval of the holders of a majority of the outstanding voting stock of the Company, which can only be achieved if Winchester Bancorp, MHC votes to approve such transactions. Some stockholders may desire a sale or merger transaction, since stockholders typically receive a premium for their shares, or a second-step conversion transaction, since, on a fully converted basis, most full stock institutions tend to trade at higher multiples than mutual holding companies. Stockholders could, however, prevent a second-step conversion or the implementation of equity incentive plans because under current regulations and policies, such matters also require the separate approval of the stockholders other than Winchester Bancorp, MHC.

If we declare dividends on our common stock, Winchester Bancorp, MHC will be prohibited from waiving the receipt of dividends.

Our board of directors will have the authority to declare dividends on our common stock, subject to statutory and regulatory requirements. If we pay dividends to our stockholders, we also will be required to pay dividends to Winchester Bancorp, MHC, unless Winchester Bancorp, MHC is permitted by the Federal Reserve Board to waive the receipt of dividends. The Federal Reserve Board’s current position is to not permit a bank holding company to waive dividends declared by its subsidiary. In addition, Massachusetts banking regulations prohibit Winchester Bancorp, MHC from waiving dividends declared and paid by us unless the Massachusetts Commissioner of Banks does not object to the waiver and provided the waiver is not detrimental to the safe and sound operation of the Bank. Accordingly, because dividends will be required to be paid to Winchester Bancorp, MHC along with all other stockholders, the amount of dividends available for all other stockholders will be less than if Winchester Bancorp, MHC were permitted to waive the receipt of dividends.

Item 1B. Unresolved Staff Comments.

None

Item 1C. Cybersecurity.

Cybersecurity is a significant and integrated component of the Company's risk management strategy, designed to protect the confidentiality, integrity and availability of sensitive information contained within the Company’s information services. As a financial services company, cyber threats are present and growing, and the potential exists for a cybersecurity incident to disrupt business operations, compromise sensitive data or both. As a proactive measure, the Company maintains insurance coverage for cybersecurity incidents experienced by the Company, however, such insurance coverage may not be sufficient to cover all losses incurred. During the year ended June 30, 2026, we did not, to our knowledge, experience a cybersecurity incident materially affecting or reasonably likely to materially affect the Company.

Risk Management & Strategy (Scope)

On a periodic basis, but not less than annually, the Information Security Officer ("ISO"), in conjunction with the Information Technology department, identifies and documents internal and external vulnerabilities that could result in unauthorized disclosure, misuse, alteration or destruction of customer information or customer records. Based on the results of the risk assessment, the Company’s Information Security Program may be revised to protect against any anticipated threats or hazards to the security or integrity of such information. The ISO, CIO and IT Department regularly meet to review, monitor and address technology related threats and emerging risks.

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

Risk Assessments (Detail)

On a periodic basis, but not less than annually, the ISO, in conjunction with the Information Technology department, identifies and documents internal and external vulnerabilities that could result in unauthorized disclosure, misuse, alteration or destruction of customer information or customer records. Risks are identified and mitigations are documented by the ISO, IT staff and business lines responsible for the assessed area. Risks related to the engagement of third-party providers are identified and reviewed by the Risk & Compliance Department, in coordination with Vendors and Business lines that engaged the vendor relationship.

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

Service Providers

The company relies on third party vendor services and solutions to support its operations. Many of these vendors have access to sensitive and proprietary information. Third party vendors continue to be a notable source of operational and informational risk. Accordingly, the Company has implemented a third party management program, which includes a detailed onboarding process and periodic reviews of vendors with access to sensitive Company data. The program is audited as part of the Company’s internal audit program.

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

Incident Response Plan

The Company has implemented an Incident Response Plan ("IRP") to provide structure and a systematic incident response process for information security incidents that may affect any of the information technology systems, network or data. The Company’s business continuity program provides a coordinated response when responding to incidents. The IRP is implemented and maintained by the ISO and is subject to annual review and approval by the IT Steering Committee and the Board of Directors. Cybersecurity metrics are reported to the Audit Committee quarterly.

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

Governance & Reporting

The Board of Directors has designated the Vice President of Information Security as ISO. The ISO reports directly to the First Vice President of Risk & Compliance and works in tandem with the Chief Information Officer.

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

Item 2. Properties.

The Bank operates from its main office in Winchester, Massachusetts and four full-service branch offices in eastern Massachusetts, located in Arlington, Danvers and Woburn. As of June 30, 2026, the net book value of our real properties, including land buildings and building improvements, was $5.6 million.

Item 3. Legal Proceedings.

From time to time, the Company and Bank may be party to various claims and lawsuits arising in the ordinary course of the normal business activities. Although the ultimate outcome of these suits, if any, cannot be ascertained at this time, it is in the opinion of management that none of these matters, even if it resolved adversely to the Bank, will have a material adverse effect on the Company's consolidated financial position. The Company is not currently party to any material pending legal proceedings.

Item 4. Mine Safety Disclosures.

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

The Company's common stock is traded on the Nasdaq Stock Market under the symbol “WSBK”. Trading of our common stock commenced May 2, 2025. Prior to that time, there was no established public trading market for our common stock.

Stockholders

As of September 10, 2026, there were 334 stockholders of record of our common stock. This number does not include beneficial owners whose shares are held in street name.

Dividends

The Company does not currently pay cash dividends on its common stock.

Unregistered Securities and Share Repurchases

There were no sales of unregistered securities or repurchase of shares of common stock during the year ended June 30, 2026.

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

Overview

Total assets increased $146.6 million, or 15.4%, to $1.1 billion at June 30, 2026, from $949.4 million at June 30, 2025. The growth was primarily driven by increases in loans, deposits, investments, and cash and cash equivalents. Net income for the year ended June 30, 2026 was $4.4 million, an increase of $5.3 million, compared to net loss of $874,000 for the year ended June 30, 2025. The prior year loss was due in part to a one-time donation of $400,000 in cash and 185,907 shares of common stock to the Winchester Savings Bank Charitable Foundation at a total market value of $2.3 million, resulting in an after-tax charge of $1.6 million in connection with the reorganization and stock offering.

Selected Financial Data (dollars in thousands except per share data)

	Year Ended
	June 30,
	2026	2025
Earnings Data
Net interest income	$24,993	$17,522
Non-interest income	1,268	1,792
Total net interest income and non-interest income	26,261	19,314
Provision for credit losses	789	2,066
Non-interest expense	19,752	18,778
Pre-tax income (loss)	5,720	(1,530)
Net income (loss)	4,421	(874)

Per share Data
Basic and diluted earnings per share	$0.49	$(0.10)
Book value per share	$12.96	$12.41

Earnings
Return on average assets	0.43%	(0.10)%
Return on average stockholders' equity	3.74%	(1.08)%
Net interest margin	2.55%	2.05%
Cost of deposits	2.88%	3.17%
Efficiency ratio	75.21%	97.22%

Balance Sheet
Total assets	$1,095,936	$949,378
Loans, net	$870,773	$751,220
Total stockholders' equity	$120,513	$115,352

Asset quality
Allowance for credit losses (ACL)	$4,783	$4,151
ACL/Total loans	0.55%	0.55%
ACL/Total nonperforming loans (NPLs)	300.82%	187.57%
Net charge-offs/average total loans	(0.07)%	(0.19)%
Capital Ratios
Stockholders' equity/total assets	11.00%	12.15%

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

Allowance for Credit Losses on Loans. The allowance for credit losses is established based upon the Company's current estimate of expected lifetime credit losses on loans measured at amortized cost. Credit losses are charged against the allowance when management's assessments confirm that the Company will not collect the full amortized cost basis of a loan. Subsequent recoveries, if any, are credited to the allowance. The Company estimates credit losses for financial assets on a collective basis for loans sharing similar risk characteristics. The Company segments financial assets with similar risk characteristics and has elected to segment its loans based on Federal Call Report codes used for reporting loans to the Federal Deposit Insurance Corporation as part of the Call Report process. These segments are collectively evaluated for expected credit losses using a quantitative discounted cash flow ("DCF") model combined with an assessment of certain qualitative factors designed to address forecast risk and model risk inherent in the quantitative model output. The Company has elected to use this approach because DCF models allow for effective incorporation of a reasonable and supportable forecast in a directionally consistent and objective manner and peer data is available for certain inputs such as the probability of default and the loss given default. The quantitative model utilizes a loss factor based approach to estimate expected credit losses, which are derived from industry peer loss experience. The model estimates expected credit losses using loan level data over the estimated life of the exposure, considering the effect of prepayments. Economic forecasts are incorporated into the estimate over a reasonable and supportable forecast period, beyond which is a reversion to the historical long-run average using the straight-line reversion method. Management periodically evaluates a reasonable and supportable forecast period and a reversion period to be appropriate for purposes of estimating expected credit losses. The qualitative risk factors impacting the expected risk of loss within the portfolio include the following:

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

The allowance for credit losses on loans is evaluated on a regular basis by management. This evaluation is inherently subjective as it requires estimates that are susceptible to significant revision as more information becomes available. For example, an increase of 25 basis points as to our lifetime loss rate for qualitative factors for all loan categories at June 30, 2026, would have increased our allowance for credit losses on loans at that date to $6.9 million from $4.8 million.

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

The following table sets forth activity in our allowance for credit losses for the periods indicated.

	For the Years Ended June 30,
	2026	2025
	(Dollars in thousands)
Allowance for credit losses at beginning of year	$4,151	$3,451
Provision for credit losses	1,229	2,068
Charge-offs:
Mortgage loans:
Residential real estate	—	—
Commercial real estate	—	(85)
Multi-family real estate	—	—
Construction	(322)	—
Home equity loans and lines of credit	—	—
Commercial	(270)	(1,330)
Consumer	(5)	—
Total charge-offs	(597)	(1,415)
Total recoveries	—	47
Net (charge-offs) recoveries	(597)	(1,368)
Allowance at end of year	$4,783	$4,151
Allowance to non-performing loans	300.82%	187.57%
Allowance to total loans outstanding at the end of the year	0.55%	0.55%
Net (charge-offs) recoveries to average loans outstanding during the year	(0.07)%	(0.19)%

The decrease in charge-offs for the year ended June 30, 2026 was primarily due to lower commercial loan charge-offs, partially offset by an increase in charge-offs within the construction portfolio.

The following table sets forth additional information with respect to charge-offs by category for the years indicated.

	For the Years Ended June 30,
	2026	2025
Net (charge-offs) recoveries to average loans outstanding during the year:
Mortgage loans:
Residential real estate	—%	—%
Commercial real estate	—%	(0.00)%
Multi-family real estate	—%	—%
Construction	(0.00)%	—%
Home equity loans and lines of credit	—%	—%
Commercial	(0.01)%	(0.02)%
Consumer	(0.00)%	—%

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

	At June 30,
	2026			2025
	Allowance for Credit Losses on Loans	Percent of Allowance in Each Category to Total Allocated Allowance	Percent of Loans in Each Category to Total Loans	Allowance for Credit Losses on Loans	Percent of Allowance in Each Category to Total Allocated Allowance	Percent of Loans in Each Category to Total Loans
	(Dollars in thousands)
Mortgage loans:
Residential real estate	$1,721	36.3%	46.5%	$1,510	36.5%	47.4%
Commercial real estate	736	15.6	12.2	579	13.9	13.6
Multi-family real estate	1,292	27.3	24.3	944	22.7	22.1
Construction	839	17.7	13.3	705	17.0	12.7
Home equity loans and lines of credit	108	2.3	3.3	113	2.7	3.6
Commercial	36	0.8	0.4	298	7.2	0.6
Consumer	1	0.0	0.1	2	0.0	0.0
Total allocated allowance	$4,733	100.0%	100.0%	$4,151	100.0%	100.0%
Unallocated	50			—
Total	$4,783			$4,151

For more information on our critical accounting policies, see Note 2 of the notes to our consolidated financial statements.

Comparison of Financial Condition at June 30, 2026 and June 30, 2025

Total Assets. Total assets increased $146.6 million, or 15.4%, to $1.1 billion at June 30, 2026, from $949.4 million at June 30, 2025. The increase was primarily due to increases in loans, securities and cash and cash equivalents.

Cash and Cash Equivalents. Cash and cash equivalents increased $4.8 million, or 8.7%, to $60.0 million at June 30, 2026 from $55.2 million at June 30, 2025 as a result of current year cash flows.

Investment Securities. Investment securities, comprised of both available for sale and held to maturity securities, aggregated $125.0 million at June 30, 2026 compared to $104.5 million at June 30, 2025, as excess cash from the stock offering was invested in securities.

Gross Loans. Loans increased $119.7 million, or 15.9%, to $873.8 million at June 30, 2026 compared to $754.1 million at June 30, 2025. The growth was primary driven by increases in one- to four-family residential real estate loans, of $47.6 million, or 13.3%, multi-family real estate loans of $45.9 million, or 27.6%, and construction real estate loans of $20.4 million, or 21.3%. The increase in the loan portfolios reflects our strategy of maintaining a well balanced mix of residential and commercial real estate loans. The recent increase in one- to four-family residential real estate loans was largely attributable to the expansion of our broker channel. The allowance for credit losses on loans was $4.8 million at June 30, 2026 and $4.2 million at June 30, 2025, which represented 0.55% of total loans at both June 30, 2026 and June 30, 2025. The allowance for credit losses for off balance sheet commitments at June 30, 2026 and June 30, 2025, was $746,000 and $1.2 million, respectively.

Total nonaccrual loans declined to $1.6 million at June 30, 2026, from $2.2 million at June 30, 2025. The decrease was primarily due to a decrease in non-accrual residential real estate and commercial loans. Total loans past due 30 days or greater were $1.5 million at June 30, 2026 compared to $1.8 million at June 30, 2025. As a result, the ratio of allowance for credit losses on loans to nonaccrual loans increased to 300.8% at June 30, 2026 from 187.6% at June 30, 2025.

Deposits. Deposits increased $130.1 million, or 19.1%, to $809.2 million at June 30, 2026 from $679.2 million at June 30, 2025. The increase was due primarily to an increase in money market accounts, which rose $140.0 million, or 116.1%, to $260.6 million at June 30, 2026 from $120.6 million at June 30, 2025, largely due to the strong performance of our newly established municipal deposit channel. Partially offsetting this growth were decreases of $10.3 million, or 6.4% in savings accounts and $1.6 million or 0.6% in certificates of deposit. Within certificates of deposit, balances greater than $250,000 increased $32.1 million, or 32.5%, while balances less than $250,000 decreased $33.7 million, or 18.3%. All of our deposits are fully insured under the DIF.

Borrowings. Borrowings, which consisted solely of FHLBB advances, increased $11.2 million, or 7.6%, to $158.2 million at June 30, 2026, compared to $147.0 million from June 30, 2025, as funds were used to support loan growth.

Total stockholders' equity. Total stockholders' equity increased $5.2 million, to $120.5 million at June 30, 2026 from $115.4 million at June 30, 2025. The increase in total stockholders' equity was primarily driven by a $4.4 million increase in retained earnings and a lower accumulated other comprehensive loss at June 30, 2026 compared to the prior year end.

Comparison of Operating Results for the years ended June 30, 2026 and 2025

General. We recorded net income of $4.4 million and net loss of $874,000, for the years ended June 30, 2026 and 2025, respectively. The increase in net income was due primarily to margin improvements and lower provision for credit losses. The prior year loss was partially attributable to a one-time donation of $400,000 in cash and 185,907 shares of common stock to the Winchester Savings Bank Charitable Foundation at a total market value of $2.3 million, resulting in an after-tax charge of $1.6 million in connection with the reorganization and stock offering.

Interest and Dividend Income. Interest and dividend income increased $7.7 million, or 18.0%, to $50.4 million for the year ended June 30, 2026, from $42.7 million for the year ended June 30, 2025. Interest and fees on loans, which is our primary source of interest income, increased $6.3 million, or 16.7%, to $43.8 million for the year ended June 30, 2026, from $37.5 million for the year ended June 30, 2025.

The average balance of loans increased by $88.5 million, or 12.2%, to $814.2 million for the year ended June 30, 2026, over the average balance for the year ended June 30, 2025, while the average yield on loans increased by 19 basis points to 5.38% for the year ended June 30, 2026, from 5.17% for the year ended June 30, 2025. The increase in the average yield was due to increases in market interest rates as well as changes in the composition of our loan portfolio to include a higher percentage of higher-yielding multi-family residential real estate loans. The increase in average balance was due to our continuing to pursue new commercial and residential broker relationships.

Interest Expense. Total interest expense increased $0.2 million, or 0.8%, to $25.4 million for the year ended June 30, 2026, compared to $25.2 million for the year ended June 30, 2025. Interest expense on deposits increased $0.6 million, or 3.4%, to $19.8 million for the year ended June 30, 2026, from $19.1 million for the year ended June 30, 2025. Our average balance of interest-bearing deposits increased $83.2 million, or 13.8%, to $686.6 million, while our average cost of deposits decreased 29 basis points to 2.88% for the year ended June 30, 2026, from 3.17% for the year ended June 30, 2025. The decrease in the average cost of deposits was due to lower market interest rates.

Interest expense on Federal Home Loan Bank advances decreased $0.5 million, or 7.5%, to $5.6 million for the year ended June 30, 2026, from $6.1 million for the year ended June 30, 2025. The decrease was due lower average balance of Federal Home Loan Bank advances and a decrease in the average cost of borrowings (23 basis points to 4.13% for the year ended June 30, 2026, from 4.36% for the year ended June 30, 2025).

Net Interest Income. Net interest income was $25.0 million for the year ended June 30, 2026, compared to $17.5 million for the year ended June 30, 2025, as our interest income increased faster than our interest expense. Our interest rate spread increased to 2.05% for the year ended June 30, 2026 from 1.60% for the year ended June 30, 2025, as well as our net interest margin to 2.55% for the year ended June 30, 2026 from 2.05% for the year ended June 30, 2025. The interest rate spread and net interest margin were both positively impacted by the addition of new higher yielding loans and investments.

Provision for Credit Losses. Based on an analysis of the factors described in “Critical Accounting Policies—Allowance for Credit Losses,” we recorded a provision for credit losses of $789,000 for the year ended June 30, 2026, compared to a provision of $2.1 million for the year ended June 30, 2025. The provision for credit losses on loans was $1.2 million while a benefit of $440,000 was recorded for off balance sheet commitments. The decrease in the provision for credit losses on loans for the year ended June 30, 2026 was primarily due to lower charge offs offset by increases in the loan portfolio.

Our estimates and assumptions used in the determination of the adequacy of the allowance could be proven incorrect in the future, and the actual amount of future provisions may exceed the amount of past provisions. Any such increase in future provisions that may be required may adversely impact our financial condition and results of operations.

Other Income. Other income information is as follows.

	Year Ended June 30,		Change
	2026	2025	Amount	Percent
	(Dollars in thousands)
Customer service fees	$773	$728	$45	6.2%
Bank owned life insurance	472	466	6	1.3%
Gain on marketable equity securities, net	—	374	(374)	100.0%
Loss on sale of securities	(317)	—	(317)	—
Gain on sale of loans	8	—	8	—
Miscellaneous	332	224	108	48.2%
Total other income	$1,268	$1,792	$(524)	(29.2)%

The increase in miscellaneous income represents higher construction release fees recorded in the current period compared to the prior period.

Operating Expense. Operating expense information is as follows.

	Year Ended June 30,		Change
	2026	2025	Amount	Percent
	(Dollars in thousands)
Salaries and employee benefits	$11,748	$9,688	$2,060	21.3%
Occupancy and equipment, net	1,819	1,579	240	15.3%
Data processing	1,749	1,368	381	27.9%
Deposit insurance	715	848	(133)	(15.7)%
Marketing and advertising	734	462	272	58.9%
Net periodic pension and post-retirement cost (benefit), less service costs	(697)	(73)	(624)	854.8%
Other	3,684	4,906	(1,222)	(24.9)%
Total operating expense	$19,752	$18,778	$974	5.2%

The increase in salaries and employee benefits was driven by the addition of key staff in commercial lending and accounting, as well as the implementation of a new bonus plan. Data processing expense increased due to implementation of new software across several areas, including cash management, allowance for credit loss, and commercial credit. Other expenses decreased as a result of a one-time contribution of $2.3 million to the Winchester Savings Bank Charitable Foundation that was recorded in the prior year.

Income Taxes. Income taxes expense was $1.3 million for the year ended June 30, 2026, compared to a benefit of $656,000 for the year ended June 30, 2025. The increase in income tax provision was due primarily to a $7.3 million year over year increase in pre-tax income.

Average Balances and Yields

The following tables set forth average balance sheets, average yields and costs, and certain other information for the periods indicated. No tax-equivalent yield adjustments have been made, as the effects would be immaterial. All average balances are daily average balances, and the average balance of loans includes non-accrual loans. The yields set forth below include the effect of deferred fees/costs, discounts, and premiums that are amortized or accreted to interest income. Deferred loan fees for the years ended June 30, 2026 and 2025 were not material.

	For the Year Ended June 30,
	2026			2025
	Average Outstanding Balance	Interest	Average Yield/Rate	Average Outstanding Balance	Interest	Average Yield/Rate
	(Dollars in thousands)
Interest-earning assets:
Loans	$814,169	$43,783	5.38%	$725,618	$37,528	5.17%
Securities	118,400	4,678	3.95%	87,850	3,128	3.56%
Interest-bearing deposits	46,666	1,919	4.11%	42,473	2,057	4.84%
Total interest-earning assets	979,235	50,380	5.14%	855,941	42,713	4.99%
Non-interest-earning assets	43,143			39,045
Allowance for credit losses on loans	(4,437)			(3,575)
Total assets	$1,017,941			$891,411
Interest-bearing liabilities:
NOW and demand deposits	$55,838	34	0.06%	$55,520	137	0.25%
Savings accounts	154,627	3,263	2.11%	163,597	3,871	2.37%
Money market accounts	197,836	6,337	3.20%	104,832	3,460	3.30%
Certificates of deposit	278,312	10,130	3.64%	279,500	11,647	4.17%
Total interest-bearing deposits	686,613	19,764	2.88%	603,449	19,115	3.17%
Borrowings	136,236	5,623	4.13%	139,207	6,076	4.36%
Total interest-bearing liabilities	822,849	25,387	3.09%	742,656	25,191	3.39%
Other non-interest-bearing liabilities	76,756			67,710
Total liabilities	899,605			810,366
Stockholders' equity	118,336			81,045
Total liabilities and stockholders' equity	$1,017,941			$891,411
Net interest income		$24,993			$17,522
Net interest rate spread (1)			2.05%			1.60%
Net interest-earning assets (2)	$156,386			$113,285
Net interest margin (3)			2.55%			2.05%
Average interest-earning assets to average interest-bearing liabilities	119.01%			115.25%

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

	Year Ended June 30, 2026 vs. 2025
	Increase (Decrease) Due to		Total Increase
	Volume	Rate	(Decrease)
	(In thousands)
Interest-earning assets:
Loans	$4,717	$1,537	$6,254
Securities	1,178	372	1,550
Interest-bearing deposits	262	(399)	(137)
Total interest-earning assets	6,157	1,510	7,667
Interest-bearing liabilities:
NOW and demand deposits	2	(105)	(103)
Savings accounts	(212)	(396)	(608)
Money market accounts	2,979	(102)	2,877
Certificates of deposit	(50)	(1,467)	(1,517)
Borrowings	(130)	(323)	(453)
Total interest-bearing liabilities	2,589	(2,393)	196
Change in net interest income	$3,568	$3,903	$7,471

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

Net Interest Income. We analyze our sensitivity to changes in interest rates through a net interest income model. Net interest income is the difference between the interest income we earn on our interest-earning assets, such as loans and securities, and the interest we pay on our interest-bearing liabilities, such as deposits and borrowings. We estimate what our net interest income would be for a 12-month period. We then calculate what the net interest income would be for the same period under the assumptions that the U.S. Treasury yield curve increases or decreases instantaneously by up to 300 basis points, with changes in interest rates representing immediate and permanent, parallel shifts in the yield curve.

The tables below sets forth, as of June 30, 2026 and June 30, 2025, the calculation of the estimated changes in our net interest income that would result from the designated instantaneous changes in the U.S. Treasury yield curve.

At June 30, 2026
Change in Interest Rates (Basis Points)	Net Interest Income Year 1 Forecast	Year 1 Change From Level
	(Dollars in thousands)
+300	$20,567	(27.8)%
+200	23,369	(17.9)%
+100	26,022	(8.6)%
Level	28,481	—
-100	29,641	4.1%
-200	30,438	6.9%
-300	31,024	8.9%

At June 30, 2025
Change in Interest Rates (Basis Points)	Net Interest Income Year 1 Forecast	Year 1 Change From Level
	(Dollars in thousands)
+300	$17,784	(22.6)%
+200	19,687	(14.3)%
+100	21,522	(6.3)%
Level	22,972	—
-100	23,403	1.9%
-200	23,363	1.7%
-300	23,098	0.6%

The tables above indicate that at June 30, 2026, in the event of an instantaneous parallel 200 basis point increase in interest rates, we would have experienced a 17.9% decrease in net interest income, and in the event of an instantaneous parallel 200 basis point decrease in interest rates, we would have experienced a 6.9% increase in net interest income and at June 30, 2025, in the event of an instantaneous parallel 200 basis point increase in interest rates, we would have experienced a 14.3% decrease in net interest income, and in the event of an instantaneous parallel 200 basis point decrease in interest rates, we would have experienced an 1.7% increase in net interest income.

Economic Value of Equity. We also compute amounts by which the net present value of our assets and liabilities (economic value of equity, or “EVE”) would change in the event of a range of assumed changes in market interest rates. This model uses a discounted cash flow analysis and an option-based pricing approach to measure the interest rate sensitivity of net portfolio value. The model estimates the economic value of each type of asset, liability and off-balance sheet contract under the assumptions that the U.S. Treasury yield curve increases or decreases instantaneously by up to 300 basis points, with changes in interest rates representing immediate and permanent, parallel shifts in the yield curve.

The tables below sets forth, as of June 30, 2026 and June 30, 2025, the calculation of the estimated changes in our EVE that would result from the designated immediate changes in the U.S. Treasury yield curve.

At June 30, 2026
		Estimated Increase (Decrease) in EVE		EVE as a Percentage of Present Value of Assets (3)
Change in Interest Rates (Basis Points) (1)	Estimated EVE (2)	Amount	Percent	EVE Ratio (4)	Increase (Decrease) (Percent)
		(Dollars in thousands)
+300	$99,341	$(49,170)	(33.1)%	9.9%	(27.5)%
+200	118,697	(29,813)	(20.1)%	11.5%	(15.8)%
+100	135,100	(13,411)	(9.0)%	12.8%	(6.7)%
—	148,511	—	—	13.7%	—
-100	155,241	6,730	4.5%	14.0%	2.2%
-200	155,674	7,164	4.8%	13.8%	0.4%
-300	149,504	993	0.7%	13.0%	(5.1)%

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

The tables above indicate that at June 30, 2026, in the event of an instantaneous parallel 200 basis point increase in interest rates, we would have experienced a 20.1% decrease in EVE, and in the event of an instantaneous parallel 200 basis point decrease in interest rates, we would have experienced a 4.8% increase in EVE, and at June 30, 2025, in the event of an instantaneous parallel 200 basis point increase in interest rates, we would have experienced a 22.0% decrease in EVE, and in the event of an instantaneous parallel 200 basis point decrease in interest rates, we would have experienced a 7.1% increase in EVE.

At June 30, 2026, all estimated changes described above with respect to net interest income and EVE with respect to potential increases in market interest rates were not in compliance with the current policy limits established by the board of directors. We have determined that selling assets to comply with our internal policies would result in a significant loss that would deplete capital and, as a result, restrict future growth, while providing limited benefit during a period of declining market interest rates, as began in the latter half of 2025, and, therefore, the committee voted to permit the exceptions to policy.

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

Liquidity and Capital Resources

Liquidity is our ability to meet current and future financial obligations that arise in the ordinary course of business. Liquidity is primarily needed to meet the borrowing and deposit withdrawal requirements of our customers and to fund current and planned expenditures. Our primary sources of funds are deposits, principal and interest payments on loans and securities and proceeds from maturities and calls of securities. We also have the ability to borrow from the FHLBB. At June 30, 2026, we had $158.2 million outstanding in advances from the FHLBB. At June 30, 2026, we had the ability to borrow $118.8 million in additional FHLBB advances. At June 30, 2026, we had a $5.3 million line of credit with the FHLBB, which was not drawn at June 30, 2026. Additionally, at June 30, 2026, we had a $102.0 million secured line of credit through the BIC program. At that date, there were no amounts outstanding.

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

We seek to maintain a minimum monthly liquidity ratio of 4% to 6% of assets, and a minimum quarterly primary liquidity ratio of 15%. At June 30, 2026 and June 30, 2025, we were in compliance with both of these guidelines.

Our cash flows are comprised of three primary classifications: cash flows from operating activities, investing activities, and financing activities. Net cash provided by operating activities was $5.4 million and $2.5 million for the years ended June 30, 2026 and 2025, respectively. Net cash used by investing activities, which consists primarily of disbursements for loan originations and the purchase of investment securities, offset by principal collections on loans and proceeds from maturing securities and pay downs on securities, was $141.9 million and $86.7 million for the years ended June 30, 2026 and 2025, respectively. Net cash provided by financing activities was $141.3 million and $95.4 million for the years ended June 30, 2026 and 2025, respectively.

We are committed to maintaining a strong liquidity position. We consistently monitor our liquidity position. We anticipate that we will have sufficient funds to meet our current funding commitments based on our current strategy to increase loans with an increase in core deposits and the continued use of FHLBB advances, as needed.

At June 30, 2026, the Bank exceeded its applicable regulatory capital requirement, and was considered “well capitalized” under regulatory guidelines.

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

See Item 7, above.

Item 8. Financial Statements and Supplementary Data.

(a)
Report of Independent Registered Public Accounting Firm (PCAOB ID: 392)
(b)
Consolidated Balance Sheets as of June 30, 2026 and 2025
(c)
Consolidated Statements of Operations for the years ended June 30, 2026 and 2025
(d)
Consolidated Statements of Comprehensive Income (Loss) for the years ended June 30, 2026 and 2025
(e)
Consolidated Statements of Stockholders' Equity for the years ended June 30, 2026 and 2025
(f)
Consolidated Statement of Cash Flows for the years ended June 30, 2026 and 2025
(g)
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

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The information required by this item will be included in the Company’s definitive proxy statement for the 2026 Annual Meeting of Stockholders (the “Proxy Statement”) and is incorporated herein by reference.

Item 11. Executive Compensation.

The information required by this item will be included in the Company’s Proxy Statement and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by this item will be included in the Company's Proxy Statement and is incorporated herein by reference, except as to information disclosed therein pursuant to Item 402(v) of Regulation S-K relating to pay versus performance.

The Company does not currently maintain any equity compensation plans.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The information required by this item will be included in the Company’s Proxy Statement and is incorporated herein by reference.

Item 14. Principal Accounting Fees and Services.

The information required by this item will be included in the Company’s Proxy Statement and is incorporated herein by reference.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

(a)
(1) Financial Statements

The following financial statements are included in Part II, Item 8 of this Form 10-K:

(b)
Report of Independent Registered Public Accounting Firm (Wolf & Company, Boston, Massachusetts (PCAOB ID: 392))
(c)
Consolidated Balance Sheets as of June 30, 2026 and 2025
(d)
Consolidated Statements of Operations for the years ended June 30, 2026 and 2025
(e)
Consolidated Statements of Comprehensive Income (Loss) for the years ended June 30, 2026 and 2025
(f)
Consolidated Statements of Stockholders' Equity for the years ended June 30, 2026 and 2025
(g)
Consolidated Statement of Cash Flows for the years ended June 30, 2026 and 2025
(h)
Notes to Consolidated Financial Statements
(i)
(1) Financial Statement Schedules

All financial statement schedules have been omitted as the required information is inapplicable or has been included in the Notes to Consolidated Financial Statements.

Exhibit Index

Exhibit Number	Description

3.1	Articles of Incorporation of Winchester Bancorp, Inc.(1)
3.2	Bylaws of Winchester Bancorp, Inc.(1)
3.3	Amendment to Bylaws(2)
4.0	Form of Common Stock Certificate of Winchester Bancorp, Inc.(1)
4.1*	Description of Winchester Bancorp, Inc. Securities(3)
10.1**	Employment Agreement, dated December 6, 2024, by and among Winchester Savings Bank, Winchester Bancorp, Inc. and John A. Carroll(1)
10.2**	Employment Agreement, dated December 6, 2024, by and among Winchester Savings Bank, Winchester Bancorp, Inc. and Elda Heller(1)
10.3**	Change in Control Agreement, dated December 6, 2024, by and among Winchester Savings Bank, Winchester Bancorp, Inc. and Paul Cheremka(1)
10.4**	Amended and Restated Executive Deferred Compensation Agreement, dated January 1, 2025, by and between Winchester Savings Bank and John A. Carroll(1)
10.5**	Amended and Restated Executive Deferred Compensation Agreement, dated January 1, 2025, by and between Winchester Savings Bank and Elda Heller(1)
10.6**	Winchester Savings Bank Amended and Restated Endorsement Split Dollar Life Insurance Plan(1)
10.7**	Winchester Savings Bank Annual Incentive Plan Effective 2025 Calendar Year
19.1	Winchester Bancorp, Inc. Policy Regarding Insider Trading
21	Subsidiaries of Winchester Bancorp, Inc.(1)
31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
97*	Clawback Policy of Winchester Bancorp, Inc.(1)
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

* Filed herewith.

** Management contract or compensatory plan or arrangement.

(1) Incorporated herein by reference to the Exhibits to the Registration Statement on Form S-1 (File No. 333-283752) as filed with the Securities and Exchange Commission on February 12, 2025.

(2) Incorporated herein by reference to the Exhibits to the Current Report on Form 8-K as filed with the Securities and Exchange Commission on July 30, 2026.

(3) Incorporated herein by reference to the Exhibits to the Annual Report on Form 10-K as filed with the Securities and Exchange Commission on September 17, 2025.

Item 16. Form 10-K Summary

None.

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of Winchester Bancorp, Inc.:

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Winchester Bancorp, Inc. and subsidiaries (the Company) as of June 30, 2026 and 2025, the related consolidated statements of operations, comprehensive income (loss), stockholders’ equity and cash flows for the years then ended, and the related notes to the consolidated financial statements (collectively, the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of June 30, 2026 and 2025, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

/s/ Wolf & Company, P.C

Boston, Massachusetts

September 15, 2026

Winchester Bancorp, Inc. and Subsidiaries

Consolidated Balance Sheets

As of June 30, 2026 and 2025

	June 30,	June 30,
	2026	2025
	(In thousands, except share data)
Assets
Cash and due from banks	$1,283	$7,513
Interest-bearing deposits	58,764	47,731
Total cash and cash equivalents	60,047	55,244
Securities available for sale, at fair value (amortized cost of $69,620 and $48,473)	68,776	47,299
Securities held to maturity, at amortized cost	56,228	57,211
Federal Home Loan Bank stock, at cost	6,791	6,278
Loans, net of allowance for credit losses of $4,783 at June 30, 2026 and $4,151 at June 30, 2025	870,773	751,220
Bank owned life insurance	11,397	10,925
Premises and equipment, net	5,590	6,418
Accrued interest receivable	4,034	3,327
Net deferred tax asset	1,092	1,212
Other assets	11,208	10,244
Total assets	$1,095,936	$949,378
Liabilities and stockholders' equity
Non-interest-bearing deposits	$63,168	$55,696
Interest-bearing deposits	746,068	623,486
Federal Home Loan Bank advances	158,158	147,000
Mortgagors’ escrow accounts	1,809	1,756
Accrued expenses and other liabilities	6,220	6,088
Total liabilities	975,423	834,026
Commitments and contingencies
Preferred stock, $.01 par value, 5,000,000 shares authorized, none outstanding	—	—
Common stock, $.01 par value, 20,000,000 shares authorized, 9,295,376 issued and outstanding as of June 30, 2026 and June 30, 2025	93	93
Additional paid-in capital	39,586	39,571
Unearned compensation (ESOP)	(3,151)	(3,346)
Retained earnings	85,141	80,720
Accumulated other comprehensive loss	(1,156)	(1,686)
Total stockholders' equity	120,513	115,352
Total liabilities and stockholders' equity	$1,095,936	$949,378

The accompanying notes are an integral part of these consolidated financial statements.

Winchester Bancorp, Inc. and Subsidiaries

Consolidated Statements of Operations

For the Years Ended June 30, 2026 and 2025

	Year ended
	June 30,
	2026	2025
	(In thousands, except share data)
Interest and dividend income:
Interest and fees on loans	$43,783	$37,528
Interest and dividends on securities	4,678	3,128
Interest on federal funds sold and other interest-bearing deposits	1,919	2,057
Total interest and dividend income	50,380	42,713
Interest expense:
Interest on deposits	19,764	19,115
Interest on Federal Home Loan Bank advances	5,623	6,076
Total interest expense	25,387	25,191
Net interest income	24,993	17,522
Provision for credit losses	789	2,066
Net interest income, after provision for credit losses	24,204	15,456
Non-interest income:
Customer service fees	773	728
Income on bank owned life insurance	472	466
Loss on available for sale securities, net	(317)	—
Gain (loss) on marketable equity securities, net	—	374
Gain on sale of loans	8	—
Miscellaneous	332	224
Total non-interest income	1,268	1,792
Non-interest expense:
Salaries and employee benefits	11,748	9,688
Occupancy and equipment, net	1,819	1,579
Data processing	1,749	1,368
Deposit insurance	715	848
Marketing and advertising	734	462
Net periodic pension and post retirement benefit, less service costs	(697)	(73)
Other general and administrative	3,684	4,906
Total non-interest expense	19,752	18,778
Income (loss) before income taxes	5,720	(1,530)
Provision (benefit) for income taxes	1,299	(656)
Net income (loss)	$4,421	$(874)
Share Data:
Average common shares outstanding, basic and diluted	8,971,061	8,961,476
Basic and diluted net income (loss) per share	$0.49	$(0.10)

The accompanying notes are an integral part of these consolidated financial statements.

Winchester Bancorp, Inc. and Subsidiaries

Consolidated Statements of Comprehensive Income (Loss)

For the Years Ended June 30, 2026 and 2025

	Year ended
	June 30,
	2026	2025
	(In thousands)
Net income (loss)	$4,421	$(874)
Other comprehensive income:
Securities available for sale:
Unrealized holding gains	13	1,068
Reclassification adjustment for losses realized in income (1)	317	—
Net unrealized gains	330	1,068
Tax effect	(78)	(236)
Net-of-tax amount	252	832
Defined benefit pension plan:
Actuarial gain arising during the year	294	162
Prior service cost	—	(1,783)
Curtailment loss	—	691
Settlement Cost	51	—
Amortization of prior service cost (2)	—	(53)
Net unrealized gain (loss)	345	(983)
Tax effect	(96)	276
Net-of-tax amount	249	(707)
Post-retirement benefit plan:
Actuarial gain arising during the year	—	—
Reclassification adjustment for actuarial loss amortized through expense (2)	39	2
Reclassification adjustment for amortization of prior service cost (2)	—	(7)
Net unrealized gains	39	(5)
Tax effect	(10)	—
Net-of-tax amount	29	(5)
Total other comprehensive income	530	120
Comprehensive income (loss)	$4,951	$(754)

(1)
Amounts are included in loss on available for sale securities, net in the consolidated statements of operations. Income tax benefits associated with the reclassification was $89,000 for the year ended June 30, 2026.
(2)
Amounts are included in net periodic pension and post-retirement benefit, less service costs in the consolidated statements of operations. Income tax provision (benefit) associated with the reclassification adjustments amounted to $27,000 for the year ended June 30, 2025.

The accompanying notes are an integral part of these consolidated financial statements.

Winchester Bancorp, Inc. and Subsidiaries

Consolidated Statements of Stockholders' Equity

For the Years Ended June 30, 2026 and 2025

	Shares of Common Stock	Common Stock	Additional Paid in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Unearned Compensation ESOP	Total Stockholders' Equity
	(In thousands, except share data)
Balance at June 30, 2025	9,295,376	$93	$39,571	$80,720	$(1,686)	$(3,346)	$115,352
Comprehensive income	—	—	—	4,421	530	—	4,951
ESOP shares released and committed to be released	—	—	15	—	—	195	210
Balance at June 30, 2026	9,295,376	$93	$39,586	$85,141	$(1,156)	$(3,151)	$120,513

	Shares of Common Stock	Common Stock	Additional Paid in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Unearned Compensation ESOP	Total Stockholders' Equity
	(In thousands, except share data)
Balance at June 30, 2024	—	$—	$—	$82,094	$(1,806)	$—	$80,288
Comprehensive income (loss)	—	—	—	(874)	120	—	(754)
Transfer of Cash from Winchester Savings Bank to Mutual Holding Company	—	—	—	(500)	—	—	(500)
Issuance of Shares to Mutual Holding Company	5,112,457	51	—	—	—	—	51
Issuance and Contribution of Shares to the Winchester Savings Bank Charitable Foundation	185,907	2	1,857	—	—	—	1,859
Issuance of Shares in Initial Public Offering, net of expenses $2,216,186	3,997,012	40	37,714	—	—	—	37,754
Purchase of 334,633 by ESOP	—	—	—	—	—	(3,346)	(3,346)
Balance at June 30, 2025	9,295,376	$93	$39,571	$80,720	$(1,686)	$(3,346)	$115,352

The accompanying notes are an integral part of these consolidated financial statements.

Winchester Bancorp, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

For the Years Ended June 30, 2026 and 2025

	Year ended
	June 30,
	2026	2025
	(In thousands)
Cash flows from operating activities:
Net income (loss)	$4,421	$(874)
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for credit losses	789	2,066
Net amortization of premiums and discounts on securities	30	360
Depreciation and amortization	970	847
Increase in cash surrender value of bank owned life insurance	(472)	(466)
Amortization (accretion) of net deferred loan origination costs/fees	156	(86)
Losses on sale of securities available for sale, net	317	—
Gain on marketable equity securities, net	—	(374)
Contribution of stock to charitable foundation	—	1,859
Deferred tax provision (benefit)	(64)	(1,242)
Net change in:
Accrued interest receivable	(707)	(162)
Other assets	(960)	1,543
Accrued expenses and other liabilities	917	(1,006)
Net cash provided by operating activities	5,397	2,465
Cash flows from investing activities:
Activity in securities available for sale:
Maturities, calls and prepayments	17,452	15,575
Sales	7,195	2,486
Purchases	(46,076)	(30,969)
Activity in securities held to maturity:
Maturities, calls and prepayments	11,023	13,368
Purchases	(10,145)	(15,139)
Purchase of Federal Home Loan Bank stock	(513)	(515)
Loan originations, net of principal payments	(120,653)	(71,250)
Purchase of premises and equipment, net	(142)	(284)
Net cash used by investing activities	(141,859)	(86,728)
Cash flows from financing activities:
Net increase in deposits	130,054	43,789
Net change in short-term Federal Home Loan Bank advances	(7,000)	13,531
Proceeds from long-term Federal Home Loan Bank advances	45,000	17,000
Repayment of long-term Federal Home Loan Bank advances	(26,842)	(13,000)
Net proceeds from stock offering and issuance of common shares	—	37,805
Purchase of common shares by the ESOP	—	(3,346)
Contribution of cash to the MHC	—	(500)
Net increase in mortgagors’ escrow accounts	53	114
Net cash provided by financing activities	141,265	95,393
Net change in cash and cash equivalents	4,803	11,130
Cash and cash equivalents at beginning of year	55,244	44,114
Cash and cash equivalents at end of year	$60,047	$55,244
Supplemental cash flow information:
Interest paid on deposits	$19,829	$19,136
Interest paid on Federal Home Loan Bank advances	5,738	6,445
Income taxes paid, net of (refunds)	1,366	(439)

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

A liquidation account by the Company for the benefit of eligible account holders has been set up in an amount equal to the percentage of the shares of common stock issued in the offering to persons other than Winchester Bancorp, MHC multiplied by the net worth of the Bank as of September 30, 2024.

In the unlikely event of a complete liquidation of (i) the Bank or (ii) the Bank and the Company, all claims of creditors, including those of depositors, will be paid first. However, except with respect to the liquidation account to be established, a depositor’s claim would be solely for the principal amount of his or her deposit accounts plus accrued interest. Depositors generally would not have an interest in the value of the assets of the Bank or the Company above that amount.

After two years from the date of the offering and upon the written request of the Federal Reserve Board and, if necessary, the FDIC and the Massachusetts Commissioner of Banks, the Company will transfer the liquidation account and the depositors’ interests in such account to the Bank.

Each eligible account holder would have an initial pro-rata interest in the liquidation account for each deposit account, including savings accounts, transaction accounts such as negotiable order of withdrawal accounts, money market deposit accounts, and certificates of deposit, with a balance of $50 or more held in the Bank as of the close of business on November 30, 2023 equal to the proportion that the balance of such account holder’s deposit account as of the close of business on November 30, 2023 bears to the balance of all deposit accounts of all eligible account holders in the Bank on such dates.

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

Fiscal Year End Change

On July 29, 2026, the Company’s Board of Directors approved a change in the Company’s fiscal year end from June 30 to December 31 of each year.

2.
SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accounting and reporting policies of the Company and the Bank conform to accounting principles generally accepted in the United States of America (U.S. GAAP) and predominant practices within the banking industry. The consolidated financial statements are prepared using the accrual basis of accounting. The significant accounting policies are summarized below to assist the reader in better understanding the consolidated financial statements and other data contained herein.

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

Use of estimates

In preparing consolidated financial statements in conformity with accounting principles generally accepted in the United States of America, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the consolidated balance sheet and reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Material estimates that are particularly susceptible to significant change in the near term relate to the determination of the allowance for credit losses.

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

Cash and cash equivalents

For purposes of the consolidated statements of cash flows, cash and cash equivalents include cash and balances due from banks, interest-bearing deposits and federal funds sold which mature within ninety days. The Bank may from time to time have deposits in financial institutions which exceed the federally insured limits. At June 30, 2026 and 2025, the Bank had cash on deposit at the Federal Reserve Bank amounting to $55,912,000 and $47,016,000, respectively.

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

Debt securities are placed on nonaccrual status at the time any principal or interest payments become 90 days delinquent. Interest accrued but not received for a security placed on nonaccrual is reversed against interest income.

Dividends are recorded in income when declared. Gains and losses on the sale of marketable equity securities are recorded on the trade date and are determined using the specific identification method.

Federal Home Loan Bank Stock

The Bank, as a member of the Federal Home Loan Bank (the “FHLB”) system, is required to maintain an investment in capital stock of the FHLB of Boston. Based on the redemption provisions of the FHLB, the stock has no quoted market value and is carried at cost. At its discretion, the FHLB may declare dividends on the stock. The Bank reviews the stock for impairment based on the likelihood of the ultimate recoverability of the cost basis in the FHLB stock. As of June 30, 2026 and 2025, no impairment has been recognized.

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

For the year ended June 30, 2025, the Company measured the allowance for credit losses using the Scaled CECL Allowance for Losses Estimator (“SCALE”) which has asset size limitations for institutions to use the methodology. Effective July 1, 2025 the Company could no longer use SCALE and changed its Allowance for Credit Loss methodology to use a quantitative Discounted Cash Flow (“DCF”) model combined with the assessment of certain qualitative factors. The transition from SCALE methodology to the DCF resulted in an immaterial change to the allowance for credit losses.

For all DCF models, management has determined that four quarters represents a reasonable and supportable forecast period and reverts back to a historical loss rate over four quarters on a straight-line basis. Other internal and external indicators of economic forecasts are also considered by management when developing the forecast metrics.

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

Leases

The Bank determines if an arrangement is a lease at inception. Operating lease right-of-use (“ROU”) assets are included in other assets and operating lease liabilities are included in accrued expenses and other liabilities in the consolidated balance sheets. The Bank does not have any finance leases.

ROU assets represent the Bank’s right to use the underlying asset for the lease term and lease liabilities represent the Bank’s obligation to make lease payments arising from the lease. Operating lease ROU assets and liabilities are recognized at the commencement date of the lease based on the present value of lease payments over the lease term. As most of the Bank’s leases do not provide an implicit rate, the Bank’s incremental borrowing rate, which is generally the Federal Home Loan Bank advance rate, is used to determine the present value of lease payments. The operating lease ROU asset is net of lease incentives. The Bank’s lease terms may include options to extend or terminate the lease when it is reasonably certain that the Bank will exercise that option. For operating leases, lease expense is recognized on a straight-line basis over the lease term.

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

Employee Stock Ownership Plan ("ESOP")

ESOP shares are shown as a reduction of equity and are presented in the consolidated statements of changes in stockholders’ equity as unearned compensation ESOP. Compensation expense for the Company’s ESOP is recorded at an amount equal to the shares committed to be allocated by the ESOP multiplied by the average fair market value of the shares during the period. The Company recognizes compensation expense ratably over the period based upon the Company’s estimate of the number of shares committed to be allocated by the ESOP. When the shares are released, unallocated common stock held by ESOP is reduced by the cost of the ESOP shares released and the difference between the average fair market value and the cost of the shares committed to be allocated by the ESOP is recorded as an adjustment to additional paid-in capital.

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

The Bank does not have any uncertain tax positions at June 30, 2026 or 2025 which require accrual or disclosure. The Bank accounts for interest and penalties related to uncertain tax positions as part of its provision for federal and state income taxes. The Bank has no interest or penalties recorded for the years ended June 30, 2026 or 2025.

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

Earnings per Share

Basic earnings per share represent income available to common stockholders divided by the weighted-average number of common shares outstanding during the period. Unallocated ESOP shares are not deemed outstanding for earnings per share calculations. ESOP shares committed to be released are considered to be outstanding for purposes of the earnings per share computation. ESOP shares that have not been legally released, but that relate to employee services rendered during an accounting period (interim or annual) ending before the related debt service payment is made, are considered committed to be released. Diluted earnings per share reflects additional common shares that would have been outstanding if dilutive potential common shares had been issued, as well as any adjustments to income that would result from the assumed issuance.

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

	June 30,
	2026	2025
	(In thousands)
Securities available for sale:
Net unrealized loss	$(844)	$(1,174)
Tax effect	181	259
Net-of-tax amount	(663)	(915)
Defined benefit pension plan:
Unrecognized net actuarial loss	(679)	(1,024)
Tax effect	192	288
Net-of-tax amount	(487)	(736)
Post-retirement benefit plan:
Unrecognized net actuarial loss	(8)	(47)
Unrecognized prior service credit	—	—
	(8)	(47)
Tax effect	2	12
Net-of-tax amount	(6)	(35)
	$(1,156)	$(1,686)

3.
RESTRICTIONS ON CASH AND AMOUNTS DUE FROM BANKS

From time to time, the Bank is required to maintain average balances on hand or with the Federal Reserve Bank. There were no required reserve balances at June 30, 2026 and June 30, 2025.

4.
SECURITIES

The amortized cost and fair value of available for sale and held to maturity securities, at June 30, 2026 and June 30, 2025, with gross unrealized gains and losses, follows:

	June 30, 2026
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In thousands)
Securities Available for Sale
U.S. Government agency and U.S. Government- sponsored enterprise obligations	$17,760	$—	$(229)	$17,531
U.S. Government agency and U.S. Government- sponsored enterprise residential mortgage- backed securities	39,049	378	(205)	39,222
Corporate bonds and obligations	12,811	4	(792)	12,023
Total securities available for sale	$69,620	$382	$(1,226)	$68,776
Securities Held to Maturity
U.S. Government and U.S. Government-sponsored enterprise obligations	$28,718	$—	$(818)	$27,900
U.S. Government agency and U.S. Government- sponsored enterprise residential mortgage- backed securities	15,642	99	(212)	15,529
Corporate bonds and obligations	9,217	—	(800)	8,417
Municipal bonds	2,651	316	(69)	2,898
Total securities held to maturity	$56,228	$415	$(1,899)	$54,744

	June 30, 2025
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In thousands)
Securities Available for Sale
U.S. Government agency and U.S. Government- sponsored enterprise obligations	$8,000	$1	$(39)	$7,962
U.S. Government agency and U.S. Government- sponsored enterprise residential mortgage- backed securities	22,485	119	(37)	22,567
Corporate bonds and obligations	17,988	—	(1,218)	16,770
Total securities available for sale	$48,473	$120	$(1,294)	$47,299
Securities Held to Maturity
U.S. Government and U.S. Government-sponsored enterprise obligations	$28,721	$2	$(1,034)	$27,689
U.S. Government agency and U.S. Government- sponsored enterprise residential mortgage- backed securities	17,233	82	(244)	17,071
Corporate bonds and obligations	9,312	—	(885)	8,427
Municipal bonds	1,945	282	(91)	2,136
Total securities held to maturity	$57,211	$366	$(2,254)	$55,323

The amortized cost and fair value of debt securities by contractual maturity at June 30, 2026 are shown as follows. Expected maturities may differ from contractual maturities because the issuers, in certain instances, have the right to call or prepay obligations with or without call or prepayment penalties.

	Available for Sale		Held to Maturity
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(In thousands)
Within 1 year	$1,007	$998	$9,673	$9,558
Over 1 year through 5 years	9,341	8,564	20,167	19,017
Over 5 years through 10 years	11,452	11,331	2,998	2,959
Over 10 years	8,771	8,661	7,748	7,681
	30,571	29,554	40,586	39,215
U.S. Government agency and U.S. Government- sponsored enterprise residential mortgage- backed securities	39,049	39,222	15,642	15,529
Total securities	$69,620	$68,776	$56,228	$54,744

There was $317,000 of gross realized losses on securities for the year ended June 30, 2026. There were no realized gains or losses on securities available for sale for the year ended June 30, 2025.

Allowance for Credit Losses-Securities

Available for sale (AFS) and held to maturity (HTM) securities, which are issued by the U.S. Treasury or are guaranteed by government agencies do not currently have an allowance for credit loss as the Company determined these securities are either backed by the full faith and credit of the U.S. government and/or there is an unconditional commitment to make interest payments and to return the principal investment in full to investors when a debt security reaches maturity. In assessing the Company’s investments in government-sponsored and U.S. government guaranteed mortgage-backed securities and government-sponsored enterprise obligations, the contractual cash flows of these investments are guaranteed by the respective government-sponsored enterprise. Accordingly, it is expected that the securities would not be settled at a price less than the par value of the Company’s investments. The Company will evaluate the securities portfolio no less than annually, however, certain items which may cause the Company to change this methodology include legislative changes that reduce or eliminate the U.S. government’s implicit guarantee on such securities. Any expected credit losses would be presented as an allowance for credit loss. For corporate and municipal bonds, whether they are AFS or HTM, a probability of default and a loss given default analysis is performed to determine whether an allowance for credit losses is needed. There was no allowance for credit losses established on AFS or HTM securities during the years ended June 30, 2026 and June 30, 2025.

Information pertaining to securities with gross unrealized losses at June 30, 2026 and June 30, 2025, aggregated by investment category and length of time that individual securities have been in a continuous loss position, follows:

	Less Than Twelve Months		Twelve Months or Over
	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value
		(In thousands)
June 30, 2026
Securities Available for Sale
U.S. Government and U.S. Government- sponsored enterprise obligations	$214	$16,546	$15	$985
U.S. Government agency and U.S. Government- sponsored enterprise residential mortgage- backed securities	190	13,770	15	2,090
Corporate bonds and obligations	3	1,497	789	9,570
Total securities available for sale	$407	$31,813	$819	$12,645
Securities Held to Maturity
U.S. Government and U.S. Government-sponsored enterprise obligations	$72	$7,420	$746	$20,479
U.S. Government agency and U.S. Government- sponsored enterprise residential mortgage- backed securities	25	1,440	187	2,806
Corporate bonds and obligations	—	—	800	8,417
Municipal bonds	—	—	69	1,142
Total securities held to maturity	$97	$8,860	$1,802	$32,844

	Less Than Twelve Months		Twelve Months or Over
	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value
		(In thousands)
June 30, 2025
Securities Available for Sale
U.S. Government and U.S. Government- sponsored enterprise obligations	$39	$6,961	$—	$—
U.S. Government agency and U.S. Government- sponsored enterprise residential mortgage- backed securities	29	6,697	8	2,438
Corporate bonds and obligations	—	—	1,218	16,770
Total securities available for sale	$68	$13,658	$1,226	$19,208
Securities Held to Maturity
U.S. Government and U.S. Government-sponsored enterprise obligations	$19	$2,981	$1,015	$22,209
U.S. Government agency and U.S. Government- sponsored enterprise residential mortgage- backed securities	20	6,297	224	3,177
Corporate bonds and obligations	—	—	885	8,427
Municipal bonds	—	—	91	1,136
Total securities held to maturity	$39	$9,278	$2,215	$34,949

The Company monitors the credit quality of securities through the use of credit ratings. Management evaluates debt securities for impairment at least quarterly, and more frequently when economic or market concerns warrant such evaluation. For municipal securities and corporate bonds, the Company uses credit rating as the primary indicator of credit quality along side the geographic and sector distribution for municipal securities and key financial metrics for each corporate holding for the probability of default.

At June 30, 2026, 130 debt securities have unrealized losses with aggregate depreciation of 3.50% of the Company’s amortized cost basis. The decline in market value is attributable to changes in interest rates and not to credit quality, and the Company currently does not believe it is probable that it will be unable to collect all amounts due according to the contractual terms of the investments. Therefore, it is expected that the securities would not be settled at a price less than the par value of the investment. Because the Company does not intend to sell the securities and it is not “more likely than not” that the Company will be required to sell the securities before recovery of their amortized cost bases, which may be maturity, the Company does not consider these securities to be impaired at June 30, 2026.

Accrued Interest Receivable

There were no securities with delinquent interest payments or on non-accrual status at June 30, 2026 or June 30, 2025. The balance of accrued interest receivable on investments was $1.0 million and $857,000 at June 30, 2026 and June 30, 2025, respectively.

Marketable equity securities

During the year ended June 30, 2025, the Company liquidated its marketable equity securities portfolio which consisted of common stock securities in industry sectors related to technology, consumer staples, financial services, aerospace and other. Net realized and unrealized gains recognized in earnings during the year ended June 30, 2025 were $374,000. The Company did not hold any marketable equity securities as of or during the year ended June 30, 2026.

5.
LOANS

A summary of the balances of loans follows:

	June 30,	June 30,
	2026	2025
	(In thousands)
Mortgage loans:
Residential real estate	$405,326	$357,748
Commercial real estate	106,553	102,270
Multi-family	212,617	166,691
Construction	116,360	95,941
Home equity loans and lines-of-credit	28,954	26,786
Total mortgage loans	869,810	749,436
Commercial loans	3,866	4,335
Consumer loans	166	339
Total loans	873,842	754,110
Allowance for credit losses	(4,783)	(4,151)
Net deferred loan origination costs	1,714	1,261
Loans, net	$870,773	$751,220

The Company has sold mortgage loans in the secondary mortgage market and has retained the servicing responsibility and receives fees for the services provided. Total loans serviced for others at June 30, 2026 and June 30, 2025 amounted to $20.9 million and $22.4 million, respectively, and are not included on the accompanying consolidated balance sheets.

Activity in the allowance for credit losses for the year ended June 30, 2026 follows:

	Residential Real Estate	Commercial Real Estate	Multi-family	Construction	Home Equity	Commercial	Consumer	Unallocated	Total
	(In thousands)
Allowance for credit losses-loans
Balance at June 30, 2025	$1,510	$579	$944	$705	$113	$298	$2	$—	$4,151
Provision (benefit) for credit losses	211	157	348	456	(5)	8	4	50	1,229
Loans charged-off	—	—	—	(322)	—	(270)	(5)	—	(597)
Recoveries	—	—	—	—	—	—	—	—	—
Balance at June 30, 2026	$1,721	$736	$1,292	$839	$108	$36	$1	$50	$4,783

	Residential Real Estate	Commercial Real Estate	Multi-family	Construction	Home Equity	Commercial	Consumer	Unallocated	Total
	(In thousands)
Allowance for off balance sheet credit exposures
Balance at June 30, 2025	$60	$16	$25	$1,067	$4	$14	$—	$—	$1,186
Provision (benefit) for credit losses	(50)	10	1	(453)	61	(9)			(440)
Balance at June 30, 2026	$10	$26	$26	$614	$65	$5	$—	$—	$746

The increase in the allowance for credit losses during the year ended June 30, 2026 was due to overall growth in the loan portfolio.

The allowance for credit losses, by loan segment, at June 30, 2026 and June 30, 2025 follows:

	Residential Real Estate	Commercial Real Estate	Multi-family	Construction	Home Equity	Commercial	Consumer	Unallocated	Total
	(In thousands)
June 30, 2026
Allowance for individually evaluated loans	$—	$—	$—	$—	$—	$—	$—	$—	$—
Allowance for collectively evaluated loans	1,721	736	1,292	839	108	36	1	50	4,783
Total allowance for credit losses	$1,721	$736	$1,292	$839	$108	$36	$1	$50	$4,783
Individually evaluated loans	$424	$1,166	$—	$—	$—	$—	$—		$1,590
Collectively evaluated loans	404,902	105,387	212,617	116,360	28,954	3,866	166		872,252
Total loans	$405,326	$106,553	$212,617	$116,360	$28,954	$3,866	$166		$873,842

	Residential Real Estate	Commercial Real Estate	Multi-family	Construction	Home Equity	Commercial	Consumer	Unallocated	Total
	(In thousands)
June 30, 2025
Allowance for individually evaluated loans	$—	$—	$—	$—	$—	$270	$—	$—	$270
Allowance for collectively evaluated loans	1,510	579	944	705	113	28	2	—	3,881
Total allowance for credit losses	$1,510	$579	$944	$705	$113	$298	$2	$—	$4,151
Individually evaluated loans	$741	$1,166	$—	$—	$—	$270	$—		$2,177
Collectively evaluated loans	357,007	101,104	166,691	95,941	26,786	4,065	339		751,933
Total loans	$357,748	$102,270	$166,691	$95,941	$26,786	$4,335	$339		$754,110

Activity in the allowance for credit losses for the year ended June 30, 2025 follows:

	Residential Real Estate	Commercial Real Estate	Multi-family	Construction	Home Equity	Commercial	Consumer	Unallocated	Total
	(In thousands)
Allowance for credit losses-loans
Balance at June 30, 2024	$1,292	$485	$710	$778	$102	$39	$9	$36	$3,451
Provision (benefit) for credit losses	218	179	234	(73)	11	1,542	(7)	(36)	2,068
Loans charged-off	—	(85)	—	—	—	(1,330)	—	—	(1,415)
Recoveries	—	—	—	—	—	47	—	—	47
Balance at June 30, 2025	$1,510	$579	$944	$705	$113	$298	$2	$—	$4,151

	Residential Real Estate	Commercial Real Estate	Multi-family	Construction	Home Equity	Commercial	Consumer	Unallocated	Total
	(In thousands)
Allowance for off balance sheet credit exposures
Balance at June 30, 2024	$47	$9	$14	$937	$4	$16	$—	$161	$1,188
Provision (benefit) for credit losses	13	7	11	130	—	(2)	—	(161)	(2)
Balance at June 30, 2025	$60	$16	$25	$1,067	$4	$14	$—	$—	$1,186

The increase in the allowance for credit losses on loans during the year ended June 30, 2025 was primarily due to loan portfolio growth.

The following is a summary of past due and non-accrual loans at June 30, 2026 and June 30, 2025:

	30-59 Days Past Due	60-89 Days Past Due	90 Days or Greater Past Due	Total Past Due	Loans on Non-accrual
	(In thousands)
June 30, 2026
Residential real estate	$—	$313	$—	$313	$424
Commercial real estate	—	—	1,166	1,166	1,166
Total	$—	$313	$1,166	$1,479	$1,590

	30-59 Days Past Due	60-89 Days Past Due	90 Days or Greater Past Due	Total Past Due	Loans on Non-accrual
	(In thousands)
June 30, 2025
Residential real estate	$—	$—	$340	$340	$777
Commercial real estate	—	—	1,166	1,166	1,166
Commercial	—	—	270	270	270
Total	$—	$—	$1,776	$1,776	$2,213

There were no loans greater than 90 days past due and still accruing at June 30, 2026 or June 30, 2025. The balance of accrued interest receivable on loans was $3.0 million at June 30, 2026 and $2.5 million at June 30, 2025. There was no accrued interest reversed on non-accrual loans during the years ended June 30, 2026 or June 30, 2025.

Interest income recognized on non-accrual loans totaled $21,000 and $12,000 for the years ended June 30, 2026 and 2025. No additional funds are committed to be advanced in connection with the individually evaluated loans. There were no loan modifications to borrowers experiencing financial difficulty during the years ended June 30, 2026 or June 30, 2025.

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

The following table presents the Company’s risk rated loans by year of origination and gross write-offs for the year ended June 30, 2026:

	As of June 30, 2026
	Loans amortized cost basis by origination year
Rating:	2026	2025	2024	2023	2022	Prior	Total
	(In thousands)
Residential Real Estate:
Performing	$93,505	$34,660	$30,770	$39,048	$48,502	$158,417	$404,902
Watch	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	424	424
Doubtful	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—
Total	$93,505	$34,660	$30,770	$39,048	$48,502	$158,841	$405,326
Current-period gross write-offs	$—	$—	$—	$—	$—	$—	$—
Commercial Real Estate:
1-6 (Pass)	$16,147	$4,607	$19,354	$23,587	$14,594	$26,901	$105,190
7 (Watch)	—	—	—	—	—	197	197
8 (Substandard)	—	—	—	—	—	—	—
9 (Doubtful)	—	—	—	—	—	1,166	1,166
10 (Loss)	—	—	—	—	—	—	—
Total	$16,147	$4,607	$19,354	$23,587	$14,594	$28,264	$106,553
Current-period gross write-offs	$—	$—	$—	$—	$—	$—	$—
Multi-family:
1-6 (Pass)	$37,248	$31,754	$7,740	$70,225	$28,301	$37,349	$212,617
7 (Watch)	—	—	—	—	—	—	—
8 (Substandard)	—	—	—	—	—	—	—
9 (Doubtful)	—	—	—	—	—	—	—
10 (Loss)	—	—	—	—	—	—	—
Total	$37,248	$31,754	$7,740	$70,225	$28,301	$37,349	$212,617
Current-period gross write-offs	$—	$—	$—	$—	$—	$—	$—
Construction:
1-6 (Pass)	$65,341	$19,652	$22,692	$8,623	$—	$52	$116,360
7 (Watch)	—	—	—	—	—	—	—
8 (Substandard)	—	—	—	—	—	—	—
9 (Doubtful)	—	—	—	—	—	—	—
10 (Loss)	—	—	—	—	—	—	—
Total	$65,341	$19,652	$22,692	$8,623	$—	$52	$116,360
Current-period gross write-offs	$—	$—	$322	$—	$—	$—	$322
Home equity loans and lines-of-credit:
Performing	$4,335	$3,221	$2,749	$3,941	$4,052	$10,656	$28,954
Watch	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—
Total	$4,335	$3,221	$2,749	$3,941	$4,052	$10,656	$28,954
Current-period gross write-offs	$—	$—	$—	$—	$—	$—	$—
Commercial:
1-6 (Pass)	$215	$—	$—	$1,726	$784	$1,141	$3,866
7 (Watch)	—	—	—	—	—	—	—
8 (Substandard)	—	—	—	—	—	—	—
9 (Doubtful)	—	—	—	—	—	—	—
10 (Loss)	—	—	—	—	—	—	—
Total	$215	$—	$—	$1,726	$784	$1,141	$3,866
Current-period gross write-offs	$—	$—	$270	$—	$—	$—	$270
Consumer:
Performing	$40	$4	$1	$34	$3	$84	$166
Watch	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—
Total	$40	$4	$1	$34	$3	$84	$166
Current-period gross write-offs	$—	$—	$5	$—	$—	$—	$5

For the Company's commercial and construction portfolio the following table presents the Company’s risk rated loans by year of origination and gross write-offs for June 30, 2025:

	As of June 30, 2025
	Loans amortized cost basis by origination year
Rating:	2025	2024	2023	2022	2021	Prior	Total
	(In thousands)
Residential Real Estate:
Performing	$42,577	$40,068	$45,204	$50,964	$80,363	$97,661	$356,837
Watch	—	—	—	—	—	571	571
Substandard	—	—	—	—	—	340	340
Doubtful	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—
Total	$42,577	$40,068	$45,204	$50,964	$80,363	$98,572	$357,748
Current-period gross write-offs	$—	$—	$—	$—	$—	$—	$—
Commercial Real Estate:
1-6 (Pass)	$16,761	$7,748	$26,080	$16,091	$696	$33,046	$100,422
7 (Watch)	—	—	—	—	—	606	606
8 (Substandard)	—	—	—	—	—	76	76
9 (Doubtful)	—	—	—	—	—	1,166	1,166
10 (Loss)	—	—	—	—	—	—	—
Total	$16,761	$7,748	$26,080	$16,091	$696	$34,894	$102,270
Current-period gross write-offs	$—	$—	$—	$—	$—	$85	$85
Multi-family:
1-6 (Pass)	$31,823	$6,960	$59,122	$29,416	$21,366	$18,004	$166,691
7 (Watch)	—	—	—	—	—	—	—
8 (Substandard)	—	—	—	—	—	—	—
9 (Doubtful)	—	—	—	—	—	—	—
10 (Loss)	—	—	—	—	—	—	—
Total	$31,823	$6,960	$59,122	$29,416	$21,366	$18,004	$166,691
Current-period gross write-offs	$—	$—	$—	$—	$—	$—	$—
Construction:
1-6 (Pass)	$23,129	$34,068	$35,878	$—	$—	$147	$93,222
7 (Watch)	—	—	2,719	—	—	—	2,719
8 (Substandard)	—	—	—	—	—	—	—
9 (Doubtful)	—	—	—	—	—	—	—
10 (Loss)	—	—	—	—	—	—	—
Total	$23,129	$34,068	$38,597	$—	$—	$147	$95,941
Current-period gross write-offs	$—	$—	$—	$—	$—	$—	$—
Home equity loans and lines-of-credit:
Performing	$3,554	$2,975	$4,325	$4,147	$3,307	$8,478	$26,786
Watch	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—
Total	$3,554	$2,975	$4,325	$4,147	$3,307	$8,478	$26,786
Current-period gross write-offs	$—	$—	$—	$—	$—	$—	$—
Commercial:
1-6 (Pass)	$—	$—	$1,551	$986	$—	$1,528	$4,065
7 (Watch)	—	—	—	—	—	—	—
8 (Substandard)	—	—	—	—	—	—	—
9 (Doubtful)	—	270	—	—	—	—	270
10 (Loss)	—	—	—	—	—	—	—
Total	$—	$270	$1,551	$986	$—	$1,528	$4,335
Current-period gross write-offs	$—	$1,330	$—	$—	$—	$—	$1,330
Consumer:
Performing	$21	$11	$81	$51	$44	$131	$339
Watch	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—
Total	$21	$11	$81	$51	$44	$131	$339
Current-period gross write-offs	$—	$—	$—	$—	$—	$—	$—

6.
PREMISES AND EQUIPMENT

A summary of the cost and accumulated depreciation and amortization of premises and equipment follows:

	June 30,	June 30,	Estimated
	2026	2025	Useful Life
	(In thousands)
Premises:
Land	$832	$832	N/A
Bank buildings	7,377	7,377	25 - 30 years
Leasehold improvements	2,777	2,777	5 - 10 years
Furniture and equipment	3,879	3,758	3 - 5 years
	14,865	14,744
Less accumulated depreciation and amortization	9,275	8,326
	$5,590	$6,418

Depreciation and amortization expense for the years ended June 30, 2026 and 2025 amounted to $970,000 and $847,000, respectively.

7.
DEPOSITS

A summary of deposit balances, by type, is as follows:

	June 30,	June 30,
	2026	2025
	(In thousands)
NOW and Demand deposits	$117,097	$115,106
Savings accounts	150,007	160,323
Money market accounts	260,584	120,597
Total non-certificate accounts	527,688	396,026
Term certificates $250,000	150,439	184,179
Term certificates greater than $250,000	131,109	98,977
Total term certificate accounts	281,548	283,156
Total deposits	$809,236	$679,182

A summary of term certificate accounts, by maturity, is as follows:

	June 30, 2026		June 30, 2025
	Amount	Weighted Average Rate	Amount	Weighted Average Rate
	(Dollars in thousands)
Within 1 year	$273,013	3.47%	$252,283	3.69%
Over 1 to 2 years	7,394	3.05	29,355	3.88
Over 2 to 3 years	881	2.97	846	1.33
Over 3 to 4 years	43	0.74	592	4.09
Over 4 to 5 years	51	0.80	43	0.74
Over 5 years	166	4.90	37	4.90
	$281,548	3.46%	$283,156	3.70%

At June 30, 2026 and 2025 the Company had $11.8 million and $39.4 million of brokered term certificates, respectively.

8.
FEDERAL HOME LOAN BANK ADVANCES

A summary of FHLB of Boston advances, by maturity, is as follows:

	June 30,		Weighted Average Rate at June 30,
	2026	2025	2026	2025
	(In thousands)
2026	$59,000	$27,000	3.92%	5%
2027 (1)	34,158	44,000	3.97	4.38
2028	15,000	20,000	3.94	4.09
2029	15,000	13,000	3.70	3.79
2030	20,000	13,000	3.58	3.61
2031	15,000	15,000	3.48	3.61
2032	—	10,000	—	3.18
2033	—	5,000	—	2.57
Total FHLB advances	$158,158	$147,000	3.82%	4.06%

(1) Includes a $7.2 million amortizing advance.

At June 30, 2026, advances totaling $92 million were callable or adjustable at the FHLB of Boston’s discretion within one year.

The Company also has a $5.3 million available line of credit with the FHLB at an interest rate that adjusts daily. The Company had no balance outstanding on the line of credit on June 30, 2026 and 2025. Borrowings under the line are limited to 2% of the Company’s total assets. All borrowings from the FHLB are secured by a blanket lien on qualified collateral, defined as 75% of the carrying value of first mortgage loans on owner-occupied residential property, and 50% of the carrying value of specifically pledged commercial real estate loans. Additionally, on June 30, 2026 the Company had a $102.0 million line of credit through the BIC program. At that date, there were no amounts outstanding.

9.
INCOME TAXES

Allocation of federal and state income taxes between current and deferred portions is as follows:

	Years Ended June 30,
	2026	2025
	(In thousands)
Current tax provision:
Federal	$1,155	$525
State	208	61
	1,363	586
Deferred tax provision (benefit):
Federal	(73)	(888)
State	9	(354)
	(64)	(1,242)
Total benefit for income taxes	$1,299	$(656)

The following table presents income taxes paid (net of refunds received) disaggregated by federal and state jurisdictions for the year ended June 30, 2026:

June 30,
2026
(In thousands)
Income taxes paid:
Federal	$1,293
State
Massachusetts	73
Total	$1,366

The reasons for the differences between the statutory corporate federal income tax rate and the Company’s effective tax rate are summarized as follows:

	Years Ended June 30,
	2026		2025
	Amount	Rate	Amount	Rate
Statutory federal income tax rate	$1,201	21.0%	$(321)	21.0%
Increase (decrease) resulting from:
State taxes, net of federal tax benefit(1)	171	3.0%	(231)	14.9%
Municipal income	(6)	-0.1%	(10)	0.7%
Bank owned life insurance income	(99)	-1.7%	(98)	6.3%
Dividends received deduction	—	—	(5)	0.3%
Other, net	32	0.5%	9	-1.0%
Effective tax rate	$1,299	22.7%	$(656)	42.2%

(1) Massachusetts represents the Company's state income tax expenses.

The tax effects of each item that give rise to deferred taxes are as follows:

	June 30,
	2026	2025
	(In thousands)
Deferred tax assets:
Allowance for credit losses	$1,554	$1,500
Employee benefit plan liabilities recorded in accumulated other comprehensive loss	194	300
Net unrealized loss on securities available for sale	181	259
Non-accrual interest	234	234
Depreciation and amortization	137	105
Accrued expenses	392	277
Charitable Contribution	453	599
Other	88	13
	3,233	3,287
Deferred tax liabilities:
Other employee benefit plan assets	(2,141)	(2,075)
	(2,141)	(2,075)
Net deferred tax asset	$1,092	$1,212

A summary of the change in the net deferred tax asset (liability) is as follows:

	Years Ended June 30,
	2026	2025
	(In thousands)
Balance at beginning of year	$1,212	$(70)
Deferred tax benefit	64	1,242
Deferred tax effect on net unrealized gain/loss on securities available for sale	(78)	(236)
Deferred tax effects of pension and post-retirement benefit plans	(106)	276
Balance at end of year	$1,092	$1,212

At June 30, 2026, the Company had a charitable contribution carryover of $1,533,000 for federal tax purposes and $1,846,000 for state tax purposes, which expire on June 30, 2030.

The federal income tax reserve for loan losses at the Company’s base year amounted to $3,889,000. If any portion of the reserve is used for purposes other than to absorb loan losses, approximately 150% of the amount actually used (limited to the amount of the reserve) would be subject to taxation in the fiscal year in which used. As the Company intends to use the reserve to only absorb loan losses, a deferred income tax liability of $1,093,000 has not been provided.

The Company’s income tax returns are subject to review and examination by federal and state taxing authorities. The Company is currently open to audit under the applicable statutes of limitations by the Internal Revenue Service for the years ended June 30, 2023 through 2026. The years open to examination by state taxing authorities vary by jurisdiction; no years prior to 2023 are open.

10.
MINIMUM REGULATORY CAPITAL REQUIREMENTS

Effective January 1, 2020, the Bank elected to comply with the community bank leverage ratio framework issued by the federal banking agencies. The framework provides for a simple measure of capital adequacy, calculated as Tier 1 capital divided by average total consolidated assets, which is consistent with how the Company currently calculates its leverage ratio. Under this framework, a bank that maintains a community bank leverage ratio of greater than 9% is considered to have satisfied the risk-based and leverage capital ratios. As of June 30, 2026 and June 30, 2025, the Bank met the minimum requirement with a community bank leverage ratio of 9.63% and 10.48%, respectively. As a small bank holding company, the Company is exempt from required minimum regulatory capital requirements.

Effective July 1, 2026, the federal banking agencies amended the CBLR framework by lowering the minimum CBLR requirement from 9.0% to 8.0% and extending the grace period for qualifying institutions that temporarily fall below the required threshold from two consecutive quarters to four consecutive quarters.

11.
EMPLOYEE BENEFIT PLANS

Defined benefit pension plan

The Company provided pension benefits for eligible employees through a defined benefit pension plan. Substantially all employees participate in the retirement plan on a non-contributing basis and are fully vested after three years of service. Employees hired after July 1, 2016 were fully vested after five years of service. During the year ended June 30, 2023, the Company froze the plan to new participants and converted its traditional defined benefit plan into a cash balance plan whereby all employees hired prior to November 1, 2022 receive a benefit equal to 4% of their annual salary. Effective February 1, 2026, the Company has terminated the pension plan. During the year ended June 30, 2025 the Company amended the plan to apply a one-time cash balance plan increase and subsequent plan freeze effective October 31, 2024.

Information pertaining to the activity in the plan is as follows:

	Years Ended June 30,
	2026	2025
	(In thousands)
Change in plan assets:
Fair value of plan assets at beginning of year	$20,013	$19,018
Actual return on plan assets	1,632	1,944
Employer contribution	—	—
Benefits paid	(1,303)	(949)
Fair value of plan assets at end of year	20,342	20,013
Change in benefit obligation:
Benefit obligation at beginning of year	12,330	10,350
Service cost	—	65
Interest cost	648	606
Amendments	—	1,783
Actuarial loss (gain)	(26)	475
Benefits paid	(1,303)	(949)
Benefit obligation at end of year	11,649	12,330
Funded status and prepaid pension cost at end of year	$8,693	$7,683
Accumulated benefit obligation at end of year	$11,649	$12,330

For the year ended June 30, 2026, the actuarial loss was minimal at $26,000. For the year ended June 30, 2025, the plan amendment of $1,783,000, and the actuarial loss of $475,000 are due to the plan freeze and the one-time cash balance .

The assumptions used to determine the benefit obligation are as follows:

	June 30,
	2026	2025
Discount rate	5.50%	5.50%
Rate of compensation increase	n/a	3.00
Expected long-term rate of return on plan assets	3.75	7.00

The components of net periodic pension cost are as follows:

	Years Ended June 30,
	2026	2025
	(In thousands)
Interest cost	$648	$606
Expected return on plan assets	(1,363)	(1,310)
Amortization of prior service credit	—	(53)
Amortization of net loss	—	—
Curtailment loss	—	691
Net periodic pension benefit, excluding service cost	(715)	(66)
Settlement cost	52	—
Net periodic pension benefit	$(663)	$(66)

The actuarial assumptions used to determine net periodic pension cost were as follows:

	Years Ended June 30,
	2026	2025
Discount rate	5.50%	5.50%
Rate of compensation increase	n/a	3.00
Expected long-term rate of return on plan assets	3.75	7.00

The Company has selected its assumption with respect to the expected long-term rate of return based on prevailing yields on high-quality fixed-income investments increased by a premium for equity return expectations. The decrease in expected long-term rate in the current year, is due to the plan termination.

The following table sets forth by level, within the fair value hierarchy, the plan’s assets at fair value. Classification within the fair value hierarchy table is based upon the lowest level of any input that is significant to fair value measurement.

June 30, 2026
	Level 1	Level 2	Level 3	Total Fair Value
(In thousands)
Plan assets
Collective funds	$—	$—	$—	$—
Equity securities	—	—	—	—
Mutual funds	—	—	—	—
Cash and cash equivalents	20,342	—	—	20,342
Total investments measured in the fair value hierarchy	$20,342	$—	$—	20,342
Investments measured at net asset value (a)				—
$20,342

	June 30, 2025
	Level 1	Level 2	Level 3	Total Fair Value
	(In thousands)
Plan assets
Collective funds	$2,437	$—	$—	$2,437
Equity securities	2,629	—	—	2,629
Mutual Funds	2,072	—	—	2,072
Cash and cash equivalents	36	—	—	36
Total investments measured in the fair value hierarchy	$7,174	$—	$—	7,174
Investments measured at net asset value (a)				12,839
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

The following table summarizes investments for which fair value is measured using the net asset value per share practical expedient:

June 30,
2025
(In thousands)
Collective Funds by Category:
Equity	$5,731
U.S. debt securities	4,626
International equities	2,293
Hedge Funds by Category:
Multi-strategy	3
Global opportunities	25
Private investment entities and/or separately managed accounts	161
$12,839

The defined benefit plan offers a common and collective trust as the underlying investment structure for the pension plan. The target allocation mix for the common and collective trust portfolio calls for an equity-based investment deployment range from 49% to 63% of total portfolio assets. The remainder of the portfolio is allocated to fixed income, with a target range of 28% to 42%, and other investments including global asset allocation and hedge funds and limited partnerships with a target range from 3% to 15%. The overall investment objective is to diversify investments across a spectrum of investment types to limit risks from large market changes. To a limited extent, the defined benefit plan invests in hedge funds which are designed to provide higher rates of return due to the aggressive nature of the funds. Due to the termination of the plan, as of June 30, 2026 are held as cash and cash equivalents pending final termination.

The Company did not make any contributions to its pension plan during fiscal year 2026 and does not expect to make any contribution during fiscal year 2027.

Estimated future benefit payments, assuming employees retire at age 65 and take lump-sum payments, are as follows:

Year Ending June 30,	Amount
(In thousands)
2027	$1,127
2028	900
2029	1,742
2030	1,291
2031	838
2032 – 2036	4,073

Post-retirement benefits other than pensions

The Company offers post-retirement medical insurance for certain retirees of the Bank hired prior to July 1, 1994. The Bank pays up to $1,700 annually for eligible employees who have attained age 65 and retire subsequent to that age. The Bank also pays retiree life insurance premiums for individuals with a date of hire prior to June 30, 2003.

The actuarial liability for these post-retirement benefits, none of which has been funded, is as follows:

	June 30,
	2026	2025
	(In thousands)
Accumulated post-retirement benefit obligation:
Cost for retirees	$294	$351
Fully eligible active plan participants	18	18
Other active plan participants	13	13
Accrued liability	$325	$382

Actuarial assumptions, using the projected unit credit funding method with service pro-ration, include a discount rate of 5.24% and 5.05% for the years ended June 30, 2026 and June 30, 2025, respectively.

The components of the periodic expense for these post-retirement benefits are as follows:

	Years Ended June 30,
	2026	2025
	(In thousands)
Interest cost	$16	$18
Prior service credit amortization	—	(27)
Actuarial loss amortization	2	2
Net periodic post-retirement cost, excluding service cost	18	(7)
Service cost	1	1
Net periodic post-retirement cost	$19	$(6)

Estimated future benefit payments are as follows:

Year Ending June 30,	Amount
(In thousands)
2027	$35
2028	34
2029	33
2030	31
2031	29
2032 - 2036	120

401(k) plan

The Bank has a 401(k) Plan (the “Plan”) whereby each employee 21 years of age or older and having completed at least three months of service, beginning with their date of employment, automatically becomes a participant in the Plan. Employees may contribute up to the amount allowed by law. For employees hired prior to November 1, 2022, the Bank makes matching contributions equal to 50% of the first 6% of an employee’s compensation contributed to the Plan. For employees hired on or after November 1, 2022, the Bank makes matching contributions equal to 50% of the first 10% of an employee’s compensation contributed to the Plan. Effective January 1, 2025, the Plan was amended to make matching contributions equal to 50% of the first 10% of an employee's compensation for all plan participants. All participants are fully vested. For the years ended June 30, 2026 and 2025, expense attributable to the Plan amounted to $245,000 and $183,000, respectively.

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

The Company recognizes compensation expense equal to the fair value of the ESOP shares during the periods in which they are committed to be released. To the extent that the fair value of the Company’s ESOP shares differs from the cost of such shares, the difference will be allocated to additional paid in capital. As the loan is internally leveraged, the loan receivable from the ESOP to the Company is not reported as an asset nor is the debt of the ESOP shown as a liability on the Company’s consolidated balance sheets.

The Company recognized compensation expense related to the ESOP in the amount of $187,000 and $27,500 for the years ended June 30, 2026, and 2025.

Bonus plans

The Bank has discretionary bonus plans which provide for a bonus based on Bank and/or individual performance. Expense related to the bonus plans amounted to $1.4 million and $586,000 for the years ended June 30, 2026 and 2025, respectively.

Supplemental executive retirement plan

During the year ended June 30, 2023, the Bank entered into supplemental compensation agreements with certain executive officers which provide for specified payments upon retirement subject to certain limitations as set forth in the agreements. At June 30, 2026 and 2025, accrued expenses related to these agreements were $1,263,000 and $965,000, respectively.

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

At June 30, 2026 and 2025, off-balance sheet financial instruments whose contract amounts represent credit risk consisted of:

	June 30,	June 30,
	2026	2025
	(In thousands)
Commitments to originate loans	$21,433	$28,256
Unused lines of credit	73,120	64,971
Unadvanced funds on construction loans	87,872	51,337
Letters of credit	180	167

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Unadvanced funds on lines-of-credit have fixed expiration dates and may expire without being drawn upon. Therefore, the total commitment amount does not necessarily represent future cash requirements. The Bank evaluates each customer’s creditworthiness on a case-by-case basis. Except for commercial lines-of-credit amounting to $1.8 million at June 30, 2026 and commercial lines of credit and overdraft lines of credit amounting to $2.6 million at June 30, 2025, these financial instruments are secured by mortgage liens on real estate. Commercial lines-of-credit are generally secured by business assets while overdraft lines-of-credit are generally unsecured.

Loans sold with recourse obligations

The Bank sells certain loans on a servicing-retained basis to the FHLB pursuant to contracts which include limited recourse provisions in the event a loss is incurred on the loan. At June 30, 2026 and 2025, the maximum contingent liability associated with loans sold with recourse to the FHLB was $595,000 and $784,000, respectively, which is not recorded in the consolidated financial statements.

Operating lease commitments

Pursuant to the terms of noncancelable lease agreements in effect at June 30, 2026, pertaining to premises, future minimum rent commitments were as follows:

Rental
Year Ending June 30,	Expense
(In thousands)
2026	265
2027	270
2028	274
2029	234
2030	173
Thereafter	448
Total lease commitments	1,664
Less imputed interest	(221)
Total lease liability	$1,443

The leases contain options to extend for periods from one to five years. The cost of such rentals is not included above. Total rent expense for the years ended June 30, 2026 and 2025 amounted to $258,000 and $228,000, respectively. No rental income was recorded for the years ended June 30, 2026 and 2025.

Legal contingencies

Various legal claims may arise from time to time and, in the opinion of management, these claims will have no material effect on the Bank’s consolidated financial statements.

13.
RELATED PARTY TRANSACTIONS

The Bank has granted loans to its directors and executive officers and at June 30, 2026 and 2025, the amount of such loans was $10,018,000 and $10,378,000, respectively. Such loans are made in the ordinary course of business at the Bank’s normal credit terms, including interest rate and collateral requirements, and do not represent more than a normal risk of collection.

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

Derivative Instruments – The fair value of derivative instruments are estimated using a third-party derivative valuation expert who relies on Level 2 inputs mainly interest cash flow models to determine value by calculation a settlement termination value with the counterparty.

Assets measured at fair value on a recurring basis

Assets measured at fair value on a recurring basis are summarized below. There are no liabilities measured at fair value on a recurring basis at June 30, 2025.

	June 30, 2026
				Total
	Level 1	Level 2	Level 3	Fair Value
	(In thousands)
Assets
Debt securities available for sale	$—	$68,776	$—	$68,776
Derivative assets	—	38	—	38
Total	$—	$68,814	$—	$68,814

	June 30, 2025
				Total
	Level 1	Level 2	Level 3	Fair Value
	(In thousands)
Assets
Debt securities available for sale	$—	$47,299	$—	$47,299
Total	$—	$47,299	$—	$47,299

Assets measured at fair value on a non-recurring basis

The Company may also be required, from time to time, to measure certain other assets and liabilities at fair value on a non-recurring basis in accordance with generally accepted accounting principles.

These adjustments to fair value usually result from application of lower-of-cost-or-market accounting or write-downs of individual assets. There were no assets or liabilities measured at fair value on a non-recurring basis at June 30, 2026 or June 30, 2025.

Fair value of financial instruments

The estimated fair values, and related carrying amounts, of the Bank’s financial instruments are as follows. Certain financial instruments and all nonfinancial instruments are exempt from disclosure requirements. Accordingly, the aggregate fair value amounts presented herein do not represent the underlying fair value of the Bank.

	Carrying	Fair Value
	Amount	Level 1	Level 2	Level 3
	(In thousands)
June 30, 2026
Financial assets:
Cash and cash equivalents	$60,047	$60,047	$—	$—
Securities available for sale	68,776	—	68,776	—
Securities held to maturity	56,228	—	54,744	—
Federal Home Loan Bank stock	6,791	—	6,791	—
Derivative assets	38		38
Loans, net	870,773	—	—	859,472
Accrued interest receivable	4,034	—	4,034	—
Financial liabilities:
Deposits	809,236	—	—	768,417
Federal Home Loan Bank advances	158,158	—	158,055	—
Mortgagors’ escrow accounts	1,809	—	1,809	—
Accrued interest payable	359	—	359	—
June 30, 2025
Financial assets:
Cash and cash equivalents	$55,244	$55,244	$—	$—
Securities available for sale	47,299	—	47,299	—
Securities held to maturity	57,211	—	55,323	—
Federal Home Loan Bank stock	6,278	—	6,278	—
Loans, net	751,220	—	—	719,669
Accrued interest receivable	3,327	—	3,327	—
Financial liabilities:
Deposits	679,182	—	—	644,452
Federal Home Loan Bank advances	147,000	—	147,082	—
Mortgagors’ escrow accounts	1,756	—	1,756	—
Accrued interest payable	538	—	538	—

15.
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

Interest Rate Swaps

An interest rate swap is an agreement whereby one party agrees to pay a floating rate of interest on a notional principal amount in exchange for receiving a fixed rate of interest on the same notional amount, for a predetermined period of time, from a second party. The amounts relating to the notional principal amount are not actually exchanged. The Company has entered into an interest rate swap in which it pays fixed and receives floating rate interest in order to manage its interest rate risk exposure to the changes in fair value on certain fixed-rate investments. For interest rate swaps that are accounted for as fair value hedges, changes in fair value are included in net income. The following table reflects the Company’s derivative position for an interest rate swap which qualifies as a fair value hedge for accounting purposes as of June 30, 2026:

			Weighted Average Rate
	Notional Amount	Weighted Average Maturity	Fixed Rate Paid	Current SOFR Rate Received	Fair Value
	(In thousands)	(In years)			(In thousands)
Interest rate swap on investments	$9,081	7.9 yrs	3.74%	3.82%	$38

The table below presents the fair value of the Company’s derivative financial instrument, as well as the classification on the Consolidated Balance Sheet as of June 30, 2026:

	Asset Derivatives		Liability Derivatives
	Balance Sheet	Fair Value at	Balance Sheet	Fair Value at
	Location	June 30, 2026	Location	June 30, 2026
(In thousands)
Interest rate swap on investments	Other Assets	$38	Securities	$(40)

The Company has an agreement with its derivative counterparty that contains a provision where if the Company defaults (or is capable of being declared in default) on any of its indebtedness, then the Company could also be declared in default on its derivative obligations, and it could be required to terminate its derivative positions with the counterparty. In order to mitigate counterparty default risk in conjunction with its derivative contract, the Company was required to maintain $200,000 of collateral in a deposit account with the counterparty as of June 30, 2026.

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

16.
EARNINGS PER SHARE ("EPS")

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

There were no securities that had a dilutive effect during the years ended June 30, 2026 and 2025, and therefore the weighted-average common shares outstanding used to calculate both basic and diluted EPS are the same. Unallocated ESOP shares are not deemed outstanding for earnings per share calculations. For the years ended June 30, 2026 and 2025, there were no anti-dilutive shares.

	For the Year Ended
	June 30,	June 30,
	2026	2025
	(Dollars in thousands)
Net income (loss) applicable to common shares	$4,421	$(874)

Average number of common shares outstanding	9,295,376	9,295,376
Less: average unallocated ESOP shares	324,315	333,900
Average number of common shares outstanding used to calculate basic and diluted EPS	8,971,061	8,961,476
Net income (loss) per common share:
Basic and diluted	$0.49	$(0.10)

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

WINCHESTER BANCORP, INC.

Date: September 15, 2026	By:	/s/ John A. Carroll
John A. Carroll
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Name	Title	Date

/s/ John A. Carroll	President, Chief Executive Officer and Director	September 15, 2026
John A. Carroll	(Principal Executive Officer)

/s/ Elda Heller	Executive Vice President and Chief Financial Officer	September 15, 2026
Elda Heller	(Principal Financial and Accounting Officer)

/s/ Stephen H. Boodakian	Director	September 15, 2026
Stephen H. Boodakian

/s/ Deborah A Carson	Chairperson of the Board	September 15, 2026
Deborah A. Carson

/s/ Carole A. Pierce Connolly	Director	September 15, 2026
Carole A. Pierce Connolly

/s/ Paula M. Cotter	Director	September 15, 2026
Paula M. Cotter

/s/ Geoffrey A. Curtis	Director	September 15, 2026
Geoffrey A. Curtis

/s/ Neal J. Harte	Director	September 15, 2026
Neal J. Harte

/s/ David P. Hood	Director	September 15, 2026
David P. Hood

/s/ William P. Hood	Director	September 15, 2026
William P. Hood

/s/ Alan G. Macdonald	Director	September 15, 2026
Alan G. Macdonald

/s/ Edward Merritt	Director	September 15, 2026
Edward Merritt

/s/ Sara Perkins Salehpour	Director	September 15, 2026
Sara Perkins Salehpour

/s/ John I Snow, III	Director	September 15, 2026
John I. Snow III