Form 10-Q
period 2026-09-30
Winchester Bancorp, Inc./MD/
filed 2026-11-04
CIK 2047235

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2026

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

As of November 4, 2026, the registrant had 9,295,376 shares of common stock outstanding.

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

Winchester Bancorp, Inc. and Subsidiaries

Consolidated Balance Sheets (unaudited)

September 30, 2026 and June 30, 2026

	September 30,	June 30,
	2026	2026
	(In thousands, except share data)
Assets
Cash and due from banks	$1,370	$1,283
Interest-bearing deposits	61,803	58,764
Total cash and cash equivalents	63,173	60,047
Securities available for sale, at fair value (amortized cost of $69,834 at September 30, 2026 and $69,620 at June 30, 2026)	66,144	68,776
Securities held to maturity, at amortized cost	57,013	56,228
Federal Home Loan Bank stock, at cost	6,312	6,791
Loans, net of allowance for credit losses of $5,133 at September 30, 2026 and $4,783 at June 30, 2026	908,696	870,773
Bank owned life insurance	16,549	11,397
Premises and equipment, net	5,799	5,590
Accrued interest receivable	3,818	4,034
Net deferred tax asset	1,726	1,092
Other assets	11,956	11,208
Total assets	$1,141,186	$1,095,936
Liabilities and stockholders' equity
Non-interest-bearing deposits	$63,372	$63,168
Interest-bearing deposits	799,280	746,068
Federal Home Loan Bank advances	149,923	158,158
Mortgagors’ escrow accounts	2,125	1,809
Accrued expenses and other liabilities	6,859	6,220
Total liabilities	1,021,559	975,423
Commitments and contingencies
Preferred stock, $.01 par value, 5,000,000 shares authorized, none outstanding	—	—
Common stock, $.01 par value, 20,000,000 shares authorized, 9,295,376 issued and outstanding as of September 30, 2026 and June 30, 2026	93	93
Additional paid-in capital	39,599	39,586
Unearned compensation (ESOP)	(3,108)	(3,151)
Retained earnings	86,409	85,141
Accumulated other comprehensive loss	(3,366)	(1,156)
Total stockholders' equity	119,627	120,513
Total liabilities and stockholders' equity	$1,141,186	$1,095,936

The accompanying notes are an integral part of these condensed consolidated financial statements.

Winchester Bancorp, Inc. and Subsidiaries

Consolidated Statements of Net Income (unaudited)

	Three months ended
	September 30,
	2026	2025
	(In thousands, except share data)
Interest and dividend income:
Interest and fees on loans	$12,440	$10,402
Interest and dividends on securities	1,254	1,113
Interest on federal funds sold and other interest-bearing deposits	489	422
Total interest and dividend income	14,183	11,937
Interest expense:
Interest on deposits	5,708	4,670
Interest on Federal Home Loan Bank advances	1,287	1,526
Total interest expense	6,995	6,196
Net interest income	7,188	5,741
Provision (benefit) for credit losses	415	(320)
Net interest income, after provision (benefit) for credit losses	6,773	6,061
Non-interest income:
Customer service fees	229	191
Income on bank owned life insurance	152	119
Loss on available for sale securities, net	—	(317)
Miscellaneous	117	59
Total non-interest income	498	52
Non-interest expense:
Salaries and employee benefits	3,147	2,697
Occupancy and equipment, net	420	396
Data processing	480	408
Deposit insurance	195	210
Marketing and advertising	266	184
Other general and administrative	1,108	900
Total non-interest expense	5,616	4,795
Income before income taxes	1,655	1,318
Provision for income taxes	387	356
Net income	$1,268	$962
Share Data:
Average common shares outstanding, basic and diluted	8,981,699	8,964,893
Basic and diluted net income per share	$0.14	$0.11

The accompanying notes are an integral part of these condensed consolidated financial statements.

Winchester Bancorp, Inc. and Subsidiaries

Consolidated Statements of Comprehensive Income (Loss) (unaudited)

	Three months ended
	September 30,
	2026	2025
	(In thousands)
Net income	$1,268	$962
Other comprehensive income (loss):
Securities available for sale:
Unrealized holding gains (losses)	(2,846)	480
Reclassification adjustment for losses realized in income	—	317
Net unrealized gains (losses)	(2,846)	797
Tax effect	636	(183)
Net-of-tax amount	(2,210)	614
Total other comprehensive income	(2,210)	614
Comprehensive income (loss)	$(942)	$1,576

The accompanying notes are an integral part of these consolidated financial statements.

Winchester Bancorp, Inc. and Subsidiaries

Consolidated Statements of Changes in Stockholders’ Equity (unaudited)

Three Months Ended September 30, 2026 and 2025

	Shares of Common Stock	Common Stock	Additional Paid in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Unearned Compensation ESOP	Total Stockholders' Equity
	(In thousands, except share data)
Balance at June 30, 2026	9,295,376	$93	$39,586	$85,141	$(1,156)	$(3,151)	$120,513
Comprehensive income (loss)	—	—	—	1,268	(2,210)	—	(942)
ESOP shares released and committed to be released	—	—	13	—	—	43	56
Balance at September 30, 2026	9,295,376	$93	$39,599	$86,409	$(3,366)	$(3,108)	$119,627

	Shares of Common Stock	Common Stock	Additional Paid in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Unearned Compensation ESOP	Total Stockholders' Equity
	(In thousands, except share data)
Balance at June 30, 2025	9,295,376	$93	$39,571	$80,720	$(1,686)	$(3,346)	$115,352
Comprehensive income (loss)	—	—	—	962	614	—	1,576
ESOP shares released and committed to be released	—	—	(4)	—	—	68	64
Balance at September 30, 2025	9,295,376	$93	$39,567	$81,682	$(1,072)	$(3,278)	$116,992

The accompanying notes are an integral part of these consolidated financial statements.

Winchester Bancorp, Inc. and Subsidiaries

Consolidated Statements of Cash Flows (unaudited)

For the Three Months Ended September 30, 2026 and 2025

	Three months ended
	September 30,
	2026	2025
	(In thousands)
Cash flows from operating activities:
Net income	$1,268	$962
Adjustments to reconcile net income to net cash provided by operating activities:
Provision (benefit) for credit losses	415	(320)
Net amortization of premiums and discounts on securities	1	21
Depreciation and amortization	219	223
Increase in cash surrender value of bank owned life insurance	(152)	(119)
Amortization (accretion) of net deferred loan origination costs/fees	48	(17)
Losses on sale of securities available for sale, net	—	317
Deferred tax provision	—	64
Net change in:
Accrued interest receivable	216	(131)
Other assets	(417)	735
Accrued expenses and other liabilities	575	(378)
Net cash provided by operating activities	2,173	1,357
Cash flows from investing activities:
Activity in securities available for sale:
Maturities, calls and prepayments	1,289	1,784
Sales	—	7,195
Purchases	(1,750)	(15,789)
Activity in securities held to maturity:
Maturities, calls and prepayments	1,169	1,516
Purchases	(1,980)	(4,954)
Purchase of bank-owned life insurance	(5,000)	—
Redemption (purchase) of Federal Home Loan Bank stock	479	(650)
Loan originations, net of principal payments	(38,321)	(42,422)
Purchase of premises and equipment, net	(428)	8
Net cash used by investing activities	(44,542)	(53,312)
Cash flows from financing activities:
Net increase in deposits	53,415	37,239
Net change in short-term Federal Home Loan Bank advances	18,000	33,000
Proceeds from long-term Federal Home Loan Bank advances	10,000	—
Repayment of long-term Federal Home Loan Bank advances	(36,235)	(16,000)
Net increase in mortgagors’ escrow accounts	315	189
Net cash provided by financing activities	45,495	54,428
Net change in cash and cash equivalents	3,126	2,473
Cash and cash equivalents at beginning of period	60,047	55,244
Cash and cash equivalents at end of period	$63,173	$57,717
Supplemental cash flow information:
Interest paid on deposits	$5,624	$4,656
Interest paid on Federal Home Loan Bank advances	1,325	1,539
Income taxes paid, net of (refunds)	835	641

The accompanying notes are an integral part of these condensed consolidated financial statements.

Winchester Bancorp, Inc. and Subsidiaries

Notes to Unaudited Consolidated Financial Statements

1.
SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accompanying unaudited consolidated financial statements of Winchester Bancorp, Inc. (the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America (U.S. GAAP) for interim information. Accordingly, they do not include all the information and footnote disclosures required by GAAP for complete financial statements. In the opinion of management, all normal recurring adjustments necessary for a fair presentation of the financial condition and results of operations for the periods have been included.

For additional information and disclosures required under U.S. GAAP, refer to the Company's Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended June 30, 2026.

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

As previously announced on July 30, 2026, the Board of Directors approved a change in the Company's fiscal year end from June 30 to December 31. The transition period of July 1, 2026 to December 31, 2026 will be covered on a Transition Report Form 10-KT.

Business

The Company is a Maryland corporation whose primary purpose is to act as the holding company for the Bank. The Bank provides a variety of financial services to individuals and small businesses through its offices in Winchester, Woburn, Danvers, Arlington, and Wakefield, Massachusetts. Its primary deposit products are checking, savings and term certificate accounts and its primary lending products are residential, commercial and multi-family real estate and construction loans.

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

Unallocated component

An unallocated component may be maintained to cover uncertainties that could affect management’s estimate of losses. The unallocated portion of the allowance reflects the margin of imprecision inherent in the underlying assumptions used in the methodologies for estimating collectively and individually evaluated loans in the portfolio.

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

2.
SECURITIES

The amortized cost and fair value of available for sale and held to maturity securities, at September 30, 2026 and June 30, 2026, with gross unrealized gains and losses, follows:

	September 30, 2026
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In thousands)
Securities Available for Sale
U.S. Government agency and U.S. Government- sponsored enterprise obligations	$17,761	$—	$(1,211)	$16,550
U.S. Government agency and U.S. Government- sponsored enterprise residential mortgage- backed securities	37,815	—	(1,380)	36,435
Corporate bonds and obligations	14,258	—	(1,099)	13,159
Total securities available for sale	$69,834	$—	$(3,690)	$66,144
Securities Held to Maturity
U.S. Government and U.S. Government-sponsored enterprise obligations	$28,718	$—	$(1,358)	$27,360
U.S. Government agency and U.S. Government- sponsored enterprise residential mortgage- backed securities	16,909	5	(725)	16,189
Corporate bonds and obligations	9,192	—	(973)	8,219
Municipal bonds	2,194	322	(152)	2,364
Total securities held to maturity	$57,013	$327	$(3,208)	$54,132

	June 30, 2026
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In thousands)
Securities Available for Sale
U.S. Government agency and U.S. Government- sponsored enterprise obligations	$17,760	$—	$(229)	$17,531
U.S. Government agency and U.S. Government- sponsored enterprise residential mortgage- backed securities	39,049	378	(205)	39,222
Corporate bonds and obligations	12,811	4	(792)	12,023
Total securities available for sale	$69,620	$382	$(1,226)	$68,776
Securities Held to Maturity
U.S. Government and U.S. Government-sponsored enterprise obligations	$28,718	$—	$(818)	$27,900
U.S. Government agency and U.S. Government- sponsored enterprise residential mortgage- backed securities	15,642	99	(212)	15,529
Corporate bonds and obligations	9,217	—	(800)	8,417
Municipal bonds	2,651	316	(69)	2,898
Total securities held to maturity	$56,228	$415	$(1,899)	$54,744

The amortized cost and fair value of debt securities by contractual maturity at September 30, 2026 are shown as follows. Expected maturities may differ from contractual maturities because the issuers, in certain instances, have the right to call or prepay obligations with or without call or prepayment penalties.

	Available for Sale		Held to Maturity
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(In thousands)
Within 1 year	$1,002	$998	$9,725	$9,628
Over 1 year through 5 years	9,317	8,349	19,633	18,203
Over 5 years through 10 years	12,179	11,518	4,995	4,697
Over 10 years	9,521	8,844	5,751	5,415
	32,019	29,709	40,104	37,943
U.S. Government agency and U.S. Government- sponsored enterprise residential mortgage- backed securities	37,815	36,435	16,909	16,189
Total securities	$69,834	$66,144	$57,013	$54,132

There were no realized losses on securities for the three months ended September 30, 2026, compared to realized losses of $317,000 for the three months ended September 30, 2025.

Allowance for Credit Losses-Securities

Available for sale “AFS” and held to maturity “HTM” securities, which are issued by the U. S. Treasury or are guaranteed by government agencies do not currently have an allowance for credit loss as the Company determined these securities are either backed by the full faith and credit of the U.S. government and/or there is an unconditional commitment to make interest payments and to return the principal investment in full to investors when a debt security reaches maturity. In assessing the Company’s investments in government-sponsored and U.S. government guaranteed mortgage-backed securities and government-sponsored enterprise obligations, the contractual cash flows of these investments are guaranteed by the respective government-sponsored enterprise. Accordingly, it is expected that the securities would not be settled at a price less than the par value of the Company’s investments. The Company will evaluate the securities portfolio no less than annually, however, certain items which may cause the Company to change this methodology include legislative changes that reduce or eliminate the U.S. government’s implicit guarantee on such securities. Any expected credit losses would be presented as an allowance for credit loss. For corporate and municipal bonds, whether they are AFS or HTM, a probability of default and a loss given default analysis is performed to determine whether an allowance for credit losses is needed. There was no allowance for credit losses established on AFS or HTM securities during the three months ended September 30, 2026 and 2025 .

Information pertaining to securities with gross unrealized losses at September 30, 2026 and June 30, 2026, aggregated by investment category and length of time that individual securities have been in a continuous loss position, follows:

	Less Than Twelve Months		Twelve Months or Over
	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value
		(In thousands)
September 30, 2026
Securities Available for Sale
U.S. Government and U.S. Government- sponsored enterprise obligations	$1,047	$14,429	$164	$2,121
U.S. Government agency and U.S. Government- sponsored enterprise residential mortgage- backed securities	1,379	36,259	1	67
Corporate bonds and obligations	127	3,063	972	9,346
Total securities available for sale	$2,553	$53,751	$1,137	$11,534
Securities Held to Maturity
U.S. Government and U.S. Government-sponsored enterprise obligations	$277	$4,719	$1,081	$22,641
U.S. Government agency and U.S. Government- sponsored enterprise residential mortgage- backed securities	345	3,640	380	12,084
Corporate bonds and obligations	—	—	973	8,220
Municipal bonds	66	688	86	677
Total securities held to maturity	$688	$9,047	$2,520	$43,622

	Less Than Twelve Months		Twelve Months or Over
	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value
		(In thousands)
June 30, 2026
Securities Available for Sale
U.S. Government and U.S. Government- sponsored enterprise obligations	$214	$16,546	$15	$985
U.S. Government agency and U.S. Government- sponsored enterprise residential mortgage- backed securities	190	13,770	15	2,090
Corporate bonds and obligations	3	1,497	789	9,570
Total securities available for sale	$407	$31,813	$819	$12,645
Securities Held to Maturity
U.S. Government and U.S. Government-sponsored enterprise obligations	$72	$7,420	$746	$20,479
U.S. Government agency and U.S. Government- sponsored enterprise residential mortgage- backed securities	25	1,440	187	2,806
Corporate bonds and obligations	—	—	800	8,417
Municipal bonds	—	—	69	1,142
Total securities held to maturity	$97	$8,860	$1,802	$32,844

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

At September 30, 2026, 166 debt securities have unrealized losses with aggregate depreciation of 5.51% of the Company’s amortized cost basis. The decline in market value is attributable to changes in interest rates and not to credit quality, and the Company currently does not believe it is probable that it will be unable to collect all amounts due according to the contractual terms of the investments. Therefore, it is expected that the securities would not be settled at a price less than the par value of the investment. Because the Company does not intend to sell the securities and it is not “more likely than not” that the Company will be required to sell the securities before recovery of their amortized cost bases, which may be maturity, the Company does not consider these securities to be impaired at September 30, 2026.

Accrued Interest Receivable

There were no write offs during the three months ended September 30, 2026 and the year ended June 30, 2026. The balance of accrued interest receivable on investments was $905,000 and $1.0 million at September 30, 2026 and June 30, 2026, respectively.

3.
LOANS

A summary of the balances of loans follows:

	September 30,	June 30,
	2026	2026
	(In thousands)
Mortgage loans:
Residential real estate	$419,435	$405,326
Commercial real estate	102,981	106,553
Multi-family	216,638	212,617
Construction	138,271	116,360
Home equity loans and lines-of-credit	30,652	28,954
Total mortgage loans	907,977	869,810
Commercial loans	3,877	3,866
Consumer loans	168	166
Total loans	912,022	873,842
Allowance for credit losses	(5,133)	(4,783)
Net deferred loan origination costs	1,807	1,714
Loans, net	$908,696	$870,773

The Company has sold mortgage loans in the secondary mortgage market and has retained the servicing responsibility and receives fees for the services provided. Total loans serviced for others at September 30, 2026 and June 30, 2026 amounted to $20.6 million and $20.9 million, respectively, and are not included on the accompanying consolidated balance sheets.

Activity in the allowance for credit losses, by segment, for the three months ended September 30, 2026 follows:

	Residential Real Estate	Commercial Real Estate	Multi-family	Construction	Home Equity	Commercial	Consumer	Unallocated	Total
	(In thousands)
Allowance for credit losses-loans
Balance at June 30,2026	$1,721	$736	$1,292	$839	$108	$36	$1	$50	$4,783
Provision (benefit) for credit losses	136	(28)	(19)	258	2	2	—	(1)	350
Loans charged-off	—	—	—	—	—	—	—	—	—
Recoveries	—	—	—	—	—	—	—	—	—
Balance at September 30, 2026	$1,857	$708	$1,273	$1,097	$110	$38	$1	$49	$5,133

	Residential Real Estate	Commercial Real Estate	Multi-family	Construction	Home Equity	Commercial	Consumer	Unallocated	Total
	(In thousands)
Allowance for off balance sheet credit exposures
Balance at June 30, 2026	$10	$26	$26	$614	$65	$5	$—	$—	$746
Provision (benefit) for credit losses	(9)	1	(13)	87	(1)	—	—	—	65
Balance at September 30, 2026	$1	$27	$13	$701	$64	$5	$—	$—	$811

The increase in the allowance for credit losses on loans during the three months ended September 30, 2026 was due to the overall growth in the loan portfolio.

The allowance for credit losses and total loans, by loan segment, at September 30, 2026 and June 30, 2026 follows:

	Residential Real Estate	Commercial Real Estate	Multi-family	Construction	Home Equity	Commercial	Consumer	Unallocated	Total
	(In thousands)
September 30, 2026
Allowance for individually evaluated loans	$—	$—	$—	$—	$—	$—	$—	$—	$—
Allowance for collectively evaluated loans	1,857	708	1,273	1,097	110	38	1	49	5,133
Total allowance for credit losses	$1,857	$708	$1,273	$1,097	$110	$38	$1	$49	$5,133
Individually evaluated loans	$424	$1,166	$—	$—	$—	$—	$—		$1,590
Collectively evaluated loans	419,011	101,815	216,638	138,271	30,652	3,877	168		910,432
Total loans	$419,435	$102,981	$216,638	$138,271	$30,652	$3,877	$168		$912,022

	Residential Real Estate	Commercial Real Estate	Multi-family	Construction	Home Equity	Commercial	Consumer	Unallocated	Total
	(In thousands)
June 30, 2026
Allowance for individually evaluated loans	$—	$—	$—	$—	$—	$—	$—	$—	$—
Allowance for collectively evaluated loans	1,721	736	1,292	839	108	36	1	50	4,783
Total allowance for credit losses	$1,721	$736	$1,292	$839	$108	$36	$1	$50	$4,783
Individually evaluated loans	$424	$1,166	$—	$—	$—	$—	$—		$1,590
Collectively evaluated loans	404,902	105,387	212,617	116,360	28,954	3,866	166		872,252
Total loans	$405,326	$106,553	$212,617	$116,360	$28,954	$3,866	$166		$873,842

Activity in the allowance for credit losses, by segment, for the three months ended September 30, 2025 follows:

	Residential Real Estate	Commercial Real Estate	Multi-family	Construction	Home Equity	Commercial	Consumer	Unallocated	Total
	(In thousands)
Allowance for credit losses-loans
Balance at June 30, 2025	$1,510	$579	$944	$705	$113	$298	$2	$—	$4,151
Provision (benefit) for credit losses	48	203	165	62	(11)	9	(1)	0	475
Loans charged-off	—	—	—	—	—	(270)	—	—	(270)
Balance at September 30, 2025	$1,558	$782	$1,109	$767	$102	$37	$1	$—	$4,356

	Residential Real Estate	Commercial Real Estate	Multi-family	Construction	Home Equity	Commercial	Consumer	Unallocated	Total
	(In thousands)
Allowance for off balance sheet credit exposures
Balance at June 30, 2025	$60	$16	$25	$1,067	$4	$14	$—	$—	$1,186
Provision (benefit) for credit losses	(58)	(11)	(24)	(752)	59	(9)	—	—	(795)
Balance at September 30, 2025	$2	$5	$1	$315	$63	$5	$—	$—	$391

The following is a summary of past due and non-accrual loans at September 30, 2026 and June 30, 2026:

	30-59 Days Past Due	60-89 Days Past Due	90 Days or Greater Past Due	Total Past Due	Loans on Non-accrual
	(In thousands)
September 30, 2026
Residential real estate	$—	$313	$—	$313	$735
Commercial real estate	—	—	1,166	1,166	1,166
Total	$—	$313	$1,166	$1,479	$1,901

	30-59 Days Past Due	60-89 Days Past Due	90 Days or Greater Past Due	Total Past Due	Loans on Non-accrual
	(In thousands)
June 30, 2026
Residential real estate	$—	$313	$—	$313	$424
Commercial real estate	—	—	1,166	1,166	1,166
Total	$—	$313	$1,166	$1,479	$1,590

There are no loans 90 days or greater past due and still accruing at September 30, 2026 and June 30, 2026. The balance of accrued interest receivable on loans was $2.9 million at September 30, 2026 and $3.0 million at June 30, 2026. There was $6,000 of accrued interest reversed on non-accrual loans during the three months ended September 30, 2026 as compared to no accrued interest reversed on non-accrual loans during the three months ended September 30, 2025.

Interest income recognized on non-accrual loans for the three months ended September 30, 2026 was $4,000. Interest income recognized on non-accrual loans was $21,000 for the year ended June 30, 2026. No additional funds are committed to be advanced in connection with the individually evaluated loans. There were no loan modifications to borrowers experiencing financial difficulty during the three months ended September 30, 2026 and the year ended June 30, 2026.

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

The following table presents the Company’s risk rated loans by year of origination and gross write-offs at and for the three months ended September 30, 2026:

	As of September 30, 2026
	Loans amortized cost basis by origination year
Rating:	2026	2025	2024	2023	2022	Prior	Total
	(In thousands)
Residential Real Estate:
Performing	$102,230	$41,418	$26,538	$36,725	$48,643	$163,023	$418,577
Watch	—	—	—	—	—	123	123
Substandard	—	313	—	—	—	422	735
Doubtful	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—
Total	$102,230	$41,731	$26,538	$36,725	$48,643	$163,568	$419,435
Current-period gross write-offs	$—	$—	$—	$—	$—	$—	$—
Commercial Real Estate:
1-6 (Pass)	$19,712	$15,541	$3,677	$20,188	$15,229	$27,468	$101,815
7 (Watch)	—	—	—	—	—	—	—
8 (Substandard)	—	—	—	—	—	—	—
9 (Doubtful)	—	—	—	—	—	1,166	1,166
10 (Loss)	—	—	—	—	—	—	—
Total	$19,712	$15,541	$3,677	$20,188	$15,229	$28,634	$102,981
Current-period gross write-offs	$—	$—	$—	$—	$—	$—	$—
Multi-family:
1-6 (Pass)	$39,995	$48,648	$6,949	$51,397	$29,438	$40,211	$216,638
7 (Watch)	—	—	—	—	—	—	—
8 (Substandard)	—	—	—	—	—	—	—
9 (Doubtful)	—	—	—	—	—	—	—
10 (Loss)	—	—	—	—	—	—	—
Total	$39,995	$48,648	$6,949	$51,397	$29,438	$40,211	$216,638
Current-period gross write-offs	$—	$—	$—	$—	$—	$—	$—
Construction:
1-6 (Pass)	$66,416	$33,925	$22,905	$14,995	$—	$30	$138,271
7 (Watch)	—	—	—	—	—	—	—
8 (Substandard)	—	—	—	—	—	—	—
9 (Doubtful)	—	—	—	—	—	—	—
10 (Loss)	—	—	—	—	—	—	—
Total	$66,416	$33,925	$22,905	$14,995	$—	$30	$138,271
Current-period gross write-offs	$—	$—	$—	$—	$—	$—	$—
Home equity loans and lines-of-credit:
Performing	$4,226	$4,823	$2,612	$3,150	$4,428	$11,413	$30,652
Watch	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—
Total	$4,226	$4,823	$2,612	$3,150	$4,428	$11,413	$30,652
Current-period gross write-offs	$—	$—	$—	$—	$—	$—	$—
Commercial:
1-6 (Pass)	$520	$—	$—	$440	$1,849	$1,068	$3,877
7 (Watch)	—	—	—	—	—	—	—
8 (Substandard)	—	—	—	—	—	—	—
9 (Doubtful)	—	—	—	—	—	—	—
10 (Loss)	—	—	—	—	—	—	—
Total	$520	$—	$—	$440	$1,849	$1,068	$3,877
Current-period gross write-offs	$—	$—	$—	$—	$—	$—	$—
Consumer:
Performing	$17	$29	$1	$—	$31	$90	$168
Watch	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—
Total	$17	$29	$1	$—	$31	$90	$168
Current-period gross write-offs	$—	$—	$—	$—	$—	$—	$—

The following table presents the Bank’s risk rated loans by year of origination and gross write-offs at and for the year ended June 30, 2026:

	As of June 30, 2026
	Loans amortized cost basis by origination year
Rating:	2025	2024	2023	2022	2021	Prior	Total
	(In thousands)
Residential Real Estate:
Performing	$93,505	$34,660	$30,770	$39,048	$48,502	$158,417	$404,902
Watch	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	424	424
Doubtful	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—
Total	$93,505	$34,660	$30,770	$39,048	$48,502	$158,841	$405,326
Current-period gross write-offs	$—	$—	$—	$—	$—	$—	$—
Commercial Real Estate:
1-6 (Pass)	$16,147	$4,607	$19,354	$23,587	$14,594	$26,901	$105,190
7 (Watch)	—	—	—	—	—	197	197
8 (Substandard)	—	—	—	—	—	—	—
9 (Doubtful)	—	—	—	—	—	1,166	1,166
10 (Loss)	—	—	—	—	—	—	—
Total	$16,147	$4,607	$19,354	$23,587	$14,594	$28,264	$106,553
Current-period gross write-offs	$—	$—	$—	$—	$—	$—	$—
Multi-family:
1-6 (Pass)	$37,248	$31,754	$7,740	$70,225	$28,301	$37,349	$212,617
7 (Watch)	—	—	—	—	—	—	—
8 (Substandard)	—	—	—	—	—	—	—
9 (Doubtful)	—	—	—	—	—	—	—
10 (Loss)	—	—	—	—	—	—	—
Total	$37,248	$31,754	$7,740	$70,225	$28,301	$37,349	$212,617
Current-period gross write-offs	$—	$—	$—	$—	$—	$—	$—
Construction:
1-6 (Pass)	$65,341	$19,652	$22,692	$8,623	$—	$52	$116,360
7 (Watch)	—	—	—	—	—	—	—
8 (Substandard)	—	—	—	—	—	—	—
9 (Doubtful)	—	—	—	—	—	—	—
10 (Loss)	—	—	—	—	—	—	—
Total	$65,341	$19,652	$22,692	$8,623	$—	$52	$116,360
Current-period gross write-offs	$—	$—	$322	$—	$—	$—	$322
Home equity loans and lines-of-credit:
Performing	$4,335	$3,221	$2,749	$3,941	$4,052	$10,656	$28,954
Watch	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—
Total	$4,335	$3,221	$2,749	$3,941	$4,052	$10,656	$28,954
Current-period gross write-offs	$—	$—	$—	$—	$—	$—	$—
Commercial:
1-6 (Pass)	$215	$—	$—	$1,726	$784	$1,141	$3,866
7 (Watch)	—	—	—	—	—	—	—
8 (Substandard)	—	—	—	—	—	—	—
9 (Doubtful)	—	—	—	—	—	—	—
10 (Loss)	—	—	—	—	—	—	—
Total	$215	$—	$—	$1,726	$784	$1,141	$3,866
Current-period gross write-offs	$—	$—	$270	$—	$—	$—	$270
Consumer:
Performing	$40	$4	$1	$34	$3	$84	$166
Watch	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—
Total	$40	$4	$1	$34	$3	$84	$166
Current-period gross write-offs	$—	$—	$5	$—	$—	$—	$5

4. MINIMUM REGULATORY CAPITAL REQUIREMENTS

The Bank has elected to comply with the community bank leverage ratio framework issued by the federal banking agencies. The framework provides for a simple measure of capital adequacy, calculated as Tier 1 capital divided by average total consolidated assets, which is consistent with how the Bank currently calculates its leverage ratio. Under this framework, a bank that maintains a community bank leverage ratio of greater than 8% is considered to have satisfied the risk-based and leverage capital ratios. As of September 30, 2026 and June 30, 2026, the Bank met the minimum requirement with a community bank leverage ratio of 9.38% and 9.63%, respectively. As a small bank holding company, the Company is exempt from required minimum regulatory capital requirements.

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

Derivative Instruments – The fair value of derivative instruments is estimated by a third-party valuation expert using Level 2 inputs, primarily interest cash flow models, to calculate the termination value for settlement with the counterparty.

Financial instruments measured at fair value on a recurring basis

Financial instruments measured at fair value on a recurring basis are summarized below. There are no liabilities measured at fair value on recurring basis at September 30, 2026 and June 30, 2026.

	September 30, 2026
				Total
	Level 1	Level 2	Level 3	Fair Value
	(In thousands)
Assets
Debt securities available for sale	$—	$66,144	$—	$66,144
Derivative assets	—	311	—	311
Total	$—	$66,455	$—	$66,455

	June 30, 2026
				Total
	Level 1	Level 2	Level 3	Fair Value
	(In thousands)
Assets
Debt securities available for sale	$—	$68,776	$—	$68,776
Derivative assets	—	38	—	38
Total	$—	$68,814	$—	$68,814

Assets measured at fair value on a non-recurring basis

The Company may also be required, from time to time, to measure certain other assets and liabilities at fair value on a non-recurring basis in accordance with generally accepted accounting principles.

These adjustments to fair value usually result from application of lower-of-cost-or-market accounting or write-downs of individual assets. There were no assets or liabilities measured at fair value on a non-recurring basis at September 30, 2026 and June 30, 2026.

Summary of Fair Values of Financial Instruments

The estimated fair values, and related carrying amounts, of the Bank’s financial instruments are as follows. Certain financial instruments and all non-financial instruments are exempt from disclosure requirements. Accordingly, the aggregate fair value amounts presented herein do not represent the underlying fair value of the Company.

	Carrying	Fair Value
	Amount	Level 1	Level 2	Level 3
	(In thousands)
September 30, 2026
Financial assets:
Cash and cash equivalents	$63,173	$63,173	$—	$—
Securities available for sale	66,144	—	66,144	—
Securities held to maturity	57,013	—	54,132	—
Federal Home Loan Bank stock	6,312	—	6,312	—
Derivative assets	311		311
Loans, net	908,696	—	—	890,505
Accrued interest receivable	3,818	—	3,818	—
Financial liabilities:
Deposits	862,652	—	—	807,925
Federal Home Loan Bank advances	149,923	—	149,811	—
Mortgagors’ escrow accounts	2,125	—	2,125	—
Accrued interest payable	404	—	404	—
June 30, 2026
Financial assets:
Cash and cash equivalents	$60,047	$60,047	$—	$—
Securities available for sale	68,776	—	68,776	—
Securities held to maturity	56,228	—	54,744	—
Federal Home Loan Bank stock	6,791	—	6,791	—
Derivative assets	38		38
Loans, net	870,773	—	—	859,472
Accrued interest receivable	4,034	—	4,034	—
Financial liabilities:
Deposits	809,236	—	—	768,417
Federal Home Loan Bank advances	158,158	—	158,055	—
Mortgagors’ escrow accounts	1,809	—	1,809	—
Accrued interest payable	359	—	359	—

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

Interest Rate Swaps

An interest rate swap is an agreement whereby one party agrees to pay a floating rate of interest on a notional principal amount in exchange for receiving a fixed rate of interest on the same notional amount, for a predetermined period of time, from a second party. The amounts relating to the notional principal amount are not actually exchanged. The Company has entered into an interest rate swap in which it pays fixed and receives floating rate interest in order to manage its interest rate risk exposure to the changes in fair value on certain fixed-rate investments. For interest rate swaps that are accounted for as fair value hedges, changes in fair value are included in net income. The following table reflects the Company’s derivative position for an interest rate swap which qualifies as a fair value hedge for accounting purposes as of September 30, 2026:

			Weighted Average Rate
	Notional Amount	Weighted Average Maturity	Fixed Rate Paid	Current SOFR Rate Received	Fair Value
	(In thousands)	(In years)			(In thousands)
Interest rate swap on investments	$8,829	7.9 yrs	3.74%	3.82%	$311

The table below presents the fair value of the Company’s derivative financial instrument, as well as the classification on the Consolidated Balance Sheet as of September 30, 2026:

	Asset Derivatives		Liability Derivatives
	Balance Sheet	Fair Value at	Balance Sheet	Fair Value at
	Location	September 30, 2026	Location	September 30, 2026
(In thousands)
Interest rate swap on investments	Other Assets	$311	Securities	$(315)

The Company has an agreement with its derivative counterparty that contains a provision where if the Company defaults (or is capable of being declared in default) on any of its indebtedness, then the Company could also be declared in default on its derivative obligations, and it could be required to terminate its derivative positions with the counterparty. In order to mitigate counterparty default risk in conjunction with its derivative contract, the Company was required to maintain $200,000 of collateral in a deposit account with the counterparty as of September 30, 2026.

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

There were no securities that had a dilutive effect during the three months ended September 30, 2026 and September 30, 2025, and therefore the weighted-average common shares outstanding used to calculate both basic and diluted EPS are the same. Unallocated ESOP shares are not deemed outstanding for earnings per share calculations. For the three months ended September 30, 2026 and September 30, 2025, there were no anti-dilutive shares.

	For the Three Months Ended
	September 30,	September 30,
	2026	2025
	(Dollars in thousands)
Net income applicable to common shares	$1,268	$962

Average number of common shares outstanding	9,295,376	9,295,376
Less: average unallocated ESOP shares	313,677	330,483
Average number of common shares outstanding used to calculate basic and diluted EPS	8,981,699	8,964,893
Net income per common share:
Basic and diluted	$0.14	$0.11

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

General

Management’s discussion and analysis of financial condition and results of operations at September 30, 2026 and June 30, 2026 and for the three months ended September 30, 2026 and 2025 is intended to assist in understanding the financial condition and results of operations of the Company. The information contained in this section should be read in conjunction with the unaudited financial statements and the notes thereto appearing in Part I, Item 1, of this Quarterly Report on Form 10-Q.

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

These forward-looking statements are based on current beliefs and expectations and are subject to significant business, economic and competitive uncertainties and contingencies, many of which are beyond our control. In addition, these forward-looking statements are subject to assumptions with respect to future business strategies and decisions that are subject to change. We are under no duty to and do not take any obligation to update any forward-looking statements after the date of this report.

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
•
our ability to implement our business strategies;
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
•
our ability to retain key employees; and
•
the other risks and uncertainties detailed in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2026 and other filings submitted to the Securities and Exchange Commission.

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

The allowance for credit losses on loans is evaluated on a regular basis by management. This evaluation is inherently subjective as it requires estimates that are susceptible to significant revision as more information becomes available. For example, an increase of 25 basis points as to our lifetime loss rate for qualitative factors for all loan categories at September 30, 2026 would have increased our allowance for credit losses on loans at that date to $7.4 million from $5.1 million.

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

Comparison of Financial Condition at September 30, 2026 and June 30, 2026

Total Assets. Total assets increased $45.3 million, or 4.1%, to $1.14 billion at September 30, 2026, from $1.1 billion at June 30, 2026. The increase was primarily due to increases in the loan portfolio.

Cash and Cash Equivalents. Cash and cash equivalents increased $3.2 million, or 5.2%, to $63.2 million at September 30, 2026 from $60.0 million at June 30, 2026.

Investment Securities. Investment securities, comprised of both available for sale and held to maturity securities, aggregated $123.2 million at September 30, 2026 compared to $125.0 million at June 30, 2026. The portfolio declined as rising rates increased unrealized losses in the AFS portfolio.

Loans, net. Loans increased $37.9 million, or 4.4%, to $908.7 million at September 30, 2026 compared to $870.8 million at June 30, 2026. Growth was driven primarily by construction and residential real estate loans, which increased $21.9 million and $14.1 million, respectively. Multi-family real estate and home equity portfolios also increased $4.0 million and $1.7 million, respectively. We remain focused on originating construction, multi-family, and residential real estate loans as the primary drivers of loan portfolio growth.

Deposits. Deposits increased $53.4 million, or 6.6%, to $862.7 million at September 30, 2026 from $809.2 million at June 30, 2026. Certificates of deposits drove the increase, rising $29.8 million, or 10.6%, to $311.3 million at September 30, 2026 from $281.5 million at June 30, 2026. Money market accounts increased $20.2 million to $280.8 million at September 30, 2026 from $260.6 million at June 30, 2026. All of our deposits are fully insured by the FDIC or the Depositors Insurance Fund.

Borrowings. Borrowings, which consisted solely of Federal Home Loan Bank of Boston advances, decreased $8.2 million, or 5.2%, to $149.9 million at September 30, 2026, compared to $158.2 million at June 30, 2026.

Total Stockholders’ Equity. Total stockholders’ equity decreased $886,000, and was $119.6 million at September 30, 2026 and $120.5 million at June 30, 2026. Total stockholders’ equity was driven by an other comprehensive loss of $2.2 million due to higher unrealized losses on the available for sale portfolio, partially offset by net income of $1.3 million for the quarter ended September 30, 2026.

Comparison of Operating Results for the Three Months Ended September 30, 2026 and 2025

General. We recorded net income of $1.3 million and $962,000 for the three months ended September 30, 2026 and 2025, respectively. The increase in net income was due to an increase in interest and dividend income, partially offset by an increase in the cost of funds and operating expense.

Interest and Dividend Income. Interest and dividend income increased $2.3 million, or 18.8%, to $14.2 million for the three months ended September 30, 2026, from $11.9 million for the three months ended September 30, 2025. Interest and fees on loans, which is our primary source of interest income, increased $2.0 million, or 19.6%, to $12.4 million for the three months ended September 30, 2026.

The average balance of loans increased by $124.0 million, or 16.0%, to $899.0 million for the three months ended September 30, 2026, over the average balance for the three months ended September 30, 2025, while the average yield on loans increased by 16 basis points to 5.53% for the three months ended September 30, 2026, from 5.37% for the three months ended September 30, 2025. The higher average yield primarily reflects a shift in the loan portfolio mix toward higher-yielding construction, commercial real estate and multifamily real estate loans. Growth in the average balance was driven by our continued efforts to develop new commercial relationships.

Interest Expense. Interest expense totaled $7.0 million for the three months ended September 30, 2026 which represents an increase of $799,000, or 12.9%, compared to the same period in 2025. Interest expense on deposits increased $1.0 million, or 22.2%, to $5.7 million for the three months ended September 30, 2026. Our average balance of interest-bearing deposits increased $153.9 million, or 24.4%, to $783.4 million, while our average cost of deposits decreased 6 basis points to 2.91% for the three months ended September 30, 2026, from 2.97% for the three months ended September 30, 2025.

Interest expense on Federal Home Loan Bank advances decreased $239,000, or 15.7%, to $1.3 million for the three months ended September 30, 2026. Our average balance of Federal Home Loan Bank advances decreased $9.6 million, and our average cost of borrowings decreased 41 basis points to 3.91% for the three months ended September 30, 2026, from 4.32% for the three months ended September 30, 2025. The decrease in interest expense on Federal Home Loan Bank advances is due to lower average balances and lower rates on advances.

Net Interest Income. Net interest income was $7.2 million for the three months ended September 30, 2026, compared to $5.7 million for the three months ended September 30, 2025, as our interest income increased faster than our interest expense. Our interest rate spread increased to 2.22% for the three months ended September 30, 2026 from 1.96% for the three months ended September 30, 2025. Our net interest margin increased to 2.67% for the three months ended September 30, 2026 from 2.49% for the three months ended September 30, 2025

Provision for Credit Losses. Based on an analysis of the factors described in “Critical Accounting Policies—Allowance for Credit Losses,” we recorded a provision for credit losses of $415,000 for the three months ended September 30, 2026, compared to a benefit of $320,000 for the three months ended September 30, 2025. The decrease in provision for credit losses on loans for the three months ended September 30, 2026 was primarily due to lower loan portfolio growth during the period.

The allowance for credit losses on loans was $5.1 million at September 30, 2026 and $4.8 million at June 30, 2026, and represented 0.56% of total loans at September 30, 2026 and 0.55% at June 30, 2026 . The allowance for credit losses for off balance sheet commitments was $811,000 at September 30, 2026 and $746,000 at June 30, 2026. The increases in both allowances were primarily due to loan growth and higher unfunded commitments during the quarter.

Total nonaccrual loans were $1.9 million at September 30, 2026, compared to $1.6 million at June 30, 2026. Total loans past due 30 days or greater were $1.5 million at September 30, 2026, unchanged from June 30, 2026.

Our estimates and assumptions used in the determination of the adequacy of the allowance could be proven incorrect in the future, and the actual amount of future provisions may exceed the amount of past provisions. Any such increase in future provisions that may be required may adversely impact our financial condition and results of operations.

Non-interest income. Non-interest income information is as follows.

	Three Months Ended September 30,		Change
	2026	2025	Amount	Percent
	(Dollars in thousands)
Customer service fees	$229	$191	$38	19.9%
Bank owned life insurance	152	119	33	27.7%
Loss on the sale of securities available for sale	—	(317)	317	(100.0)%
Miscellaneous	117	59	58	98.3%
Total non-interest income	$498	$52	$446	857.7%

In July 2025, the Company recognized a one-time loss of $317,000 from the sale of available-for-sale securities as part of its investment portfolio restructuring. The increase in miscellaneous income reflects higher construction loan fees.

Non-interest Expense. Non-interest expense information is as follows.

	Three Months Ended September 30,		Change
	2026	2025	Amount	Percent
	(Dollars in thousands)
Salaries and employee benefits	$3,147	$2,697	$450	16.7%
Occupancy and equipment, net	420	396	24	6.1%
Data processing	480	408	72	17.6%
Deposit insurance	195	210	(15)	(7.1)%
Marketing and advertising	266	184	82	44.6%
Other	1,108	900	208	23.1%
Total non-interest expense	$5,616	$4,795	$821	17.1%

The increase in salaries and employee benefits reflected the addition of commercial lending and higher health plan expenses, while deposit insurance expense declined due to lower FDIC insurance rates. Data processing costs increased due to investments in new technologies designed to improve the customer experience and operational efficiency. Marketing expense increased with the launch of a new branding campaign, while other expenses rose primarily due to higher legal and audit fees associated with the Bank’s change in fiscal year end from June 30 to December 31.

Income Taxes. Income tax expense increased to $387,000 for the three months ended September 30, 2026, compared to $356,000 for the three months ended September 30, 2025. The effective tax rates were 23.4% and 27.0% for the three months ended September 30, 2026 and 2025, respectively, as we had higher levels of taxable income during the 2026 period.

Average Balances and Yields

The following table sets forth average balance sheets, average yields and costs, and certain other information for the periods indicated. No tax-equivalent yield adjustments have been made, as the effects would be immaterial. All average balances are daily average balances, and the average balance of loans includes non-accrual loans. The yields set forth below include the effect of deferred fees/costs, discounts, and premiums that are amortized or accreted to interest income. Deferred loan fees for the three months ended September 30, 2026 and 2025 were not material.

	For the Three Months Ended September 30,
	2026			2025
	Average Outstanding Balance	Interest	Average Yield/Rate (1)	Average Outstanding Balance	Interest	Average Yield/Rate (1)
	(Dollars in thousands)
Interest-earning assets:
Loans	$899,041	$12,440	5.53%	$775,015	$10,402	5.37%
Securities	126,051	1,254	3.98%	109,870	1,113	4.05%
Interest-bearing deposits	49,879	489	3.92%	36,551	422	4.62%
Total interest-earning assets	1,074,971	14,183	5.28%	921,436	11,937	5.18%
Non-interest-earning assets	49,676			43,149
Allowance for credit losses on loans	(4,867)			(4,180)
Total assets	$1,119,780			$960,405
Interest-bearing liabilities:
NOW and demand deposits	$53,356	17	0.13%	$55,599	4	0.03%
Savings accounts	147,594	751	2.04%	159,587	916	2.30%
Money market accounts	270,955	2,177	3.21%	133,819	1,102	3.29%
Certificates of deposit	311,505	2,763	3.55%	280,536	2,648	3.78%
Total interest-bearing deposits	783,410	5,708	2.91%	629,541	4,670	2.97%
Borrowings	131,675	1,287	3.91%	141,294	1,526	4.32%
Total interest-bearing liabilities	915,085	6,995	3.06%	770,835	6,196	3.22%
Non-interest bearing demand accounts	71,290			62,528
Other non-interest-bearing liabilities	11,692			11,018
Total liabilities	998,067			844,381
Stockholders' equity	121,713			116,024
Total liabilities and stockholders' equity	$1,119,780			$960,405
Net interest income		$7,188			$5,741
Net interest rate spread (2)			2.22%			1.96%
Net interest-earning assets (3)	$159,886			$150,601
Net interest margin (4)			2.67%			2.49%
Average interest-earning assets to average interest-bearing liabilities	117.47%			119.54%

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

	Three Months Ended September 30, 2026 vs. 2025
	Increase (Decrease) Due to		Total Increase
	Volume	Rate	(Decrease)
	(In thousands)
Interest-earning assets:
Loans	$1,716	$322	$2,038
Securities	170	(29)	141
Interest-bearing deposits and other	129	(62)	67
Total interest-earning assets	2,015	231	2,246
Interest-bearing liabilities:
NOW and demand deposits	(1)	14	13
Savings accounts	(69)	(96)	(165)
Money market accounts	1,102	(27)	1,075
Certificates of deposit	275	(160)	115
Borrowings	(94)	(145)	(239)
Total interest-bearing liabilities	1,213	(414)	799
Change in net interest income	$802	$645	$1,447

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

The tables below sets forth, as of September 30, 2026 and June 30, 2026, the calculation of the estimated changes in our net interest income that would result from the designated instantaneous changes in the United States Treasury yield curve.

At September 30, 2026
Change in Interest Rates (Basis Points)	Net Interest Income Year 1 Forecast	Year 1 Change From Level
	(Dollars in thousands)
+300	$18,161	(35.8)%
+200	21,725	(23.2)%
+100	25,121	(11.1)%
Level	28,272	—
-100	30,038	6.2%
-200	31,038	9.8%
-300	31,700	12.2%

At June 30, 2026
Change in Interest Rates (Basis Points)	Net Interest Income Year 1 Forecast	Year 1 Change From Level
	(Dollars in thousands)
+300	$20,567	(27.8)%
+200	23,369	(17.9)%
+100	26,022	(8.6)%
Level	28,481	—
-100	29,641	4.1%
-200	30,438	6.9%
-300	31,024	8.9%

The tables above indicate that at September 30, 2026, in the event of an instantaneous parallel 200 basis point increase in interest rates, we would have experienced a 23.2% decrease in net interest income, and in the event of an instantaneous parallel 200 basis point decrease in interest rates, we would have experienced a 9.8% decrease in net interest income and at June 30, 2026, in the event of an instantaneous parallel 200 basis point increase in interest rates, we would have experienced a 17.9% decrease in net interest income, and in the event of an instantaneous parallel 200 basis point decrease in interest rates, we would have experienced a 6.9% increase in net interest income.

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

The tables below set forth, as of September 30, 2026 and June 30, 2026, the calculation of the estimated changes in our EVE that would result from the designated immediate changes in the United States Treasury yield curve.

At September 30, 2026
		Estimated Increase (Decrease) in EVE		EVE as a Percentage of Present Value of Assets (3)
Change in Interest Rates (Basis Points) (1)	Estimated EVE (2)	Amount	Percent	EVE Ratio (4)	Increase (Decrease) (Percent)
		(Dollars in thousands)
+300	$90,630	$(61,680)	(40.5)%	8.8%	(35.4)%
+200	115,396	(36,914)	(24.2)%	10.9%	(20.2)%
+100	135,901	(16,409)	(10.8)%	12.5%	(8.6)%
—	152,310	—	—	0.0%	—
-100	161,350	9,040	5.9%	14.1%	3.4%
-200	162,610	10,300	6.8%	13.9%	2.1%
-300	155,443	3,133	2.1%	13.1%	(3.9)%

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

The tables above indicate that at September 30, 2026, in the event of an instantaneous parallel 200 basis point increase in interest rates, we would have experienced a 24.2% decrease in EVE, and in the event of an instantaneous parallel 200 basis point decrease in interest rates, we would have experienced a 6.8% decrease in EVE, and at June 30, 2026, in the event of an instantaneous parallel 200 basis point increase in interest rates, we would have experienced a 20.1% decrease in EVE, and in the event of an instantaneous parallel 200 basis point decrease in interest rates, we would have experienced a 4.8% increase in EVE.

At September 30, 2026, all estimated changes described above with respect to net interest income and EVE with respect to potential increases in market interest rates exceeded the current policy limits established by the board of trustees. We have determined that selling assets to comply with our internal policies would result in a significant loss that would deplete capital and, as a result, restrict future growth, while providing limited benefit during a period of declining market interest rates, as began in the latter half of 2024.

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

Liquidity and Capital Resources

Liquidity is our ability to meet current and future financial obligations that arise in the ordinary course of business. Liquidity is primarily needed to meet the borrowing and deposit withdrawal requirements of our customers and to fund current and planned expenditures. Our primary sources of funds are deposits, principal and interest payments on loans and securities and proceeds from maturities and calls of securities. We also have the ability to borrow from the Federal Home Loan Bank of Boston. At September 30, 2026, we had $149.9 million outstanding in advances from the Federal Home Loan Bank of Boston. At September 30, 2026, we had the ability to borrow $169.6 million in additional Federal Home Loan Bank of Boston advances. At September 30, 2026, we had a $5.3 million line of credit with the Federal Home Loan Bank of Boston, which was not drawn at September 30, 2026. Additionally, at September 30, 2026, we had a $147.9 million secured line of credit through the Federal Reserve Borrower in Custody program. At that date, there were no amounts outstanding.

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

We seek to maintain a minimum monthly liquidity ratio of 4% to 6% of assets, and a minimum quarterly primary liquidity ratio of 15%. At September 30, 2026 and June 30, 2026, we were in compliance with both of these guidelines.

Our cash flows are comprised of three primary classifications: cash flows from operating activities, investing activities, and financing activities. Net cash provided by operating activities was $2.2 million for the three months ended September 30, 2026 and $1.4 million for the three months ended September 30, 2025. Net cash used by investing activities, which consists primarily of disbursements for loan originations and the purchase of investment securities, offset by principal collections on loans and proceeds from maturing securities and pay downs on securities, was $44.5 million and $53.3 million for the three months ended September 30, 2026 and 2025, respectively. Net cash provided by financing activities was $45.5 million and $54.4 million for the three months ended September 30, 2026 and 2025, respectively.

We are committed to maintaining a strong liquidity position. We consistently monitor our liquidity position. We anticipate that we will have sufficient funds to meet our current funding commitments based on our current strategy to increase loans with an increase in core deposits and the continued use of Federal Home Loan Bank of Boston advances, as needed.

At September 30, 2026, Winchester Savings Bank exceeded its applicable regulatory capital requirement, and was considered “well capitalized” under regulatory guidelines.

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

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

We are not involved in any pending legal proceedings as a plaintiff or defendant other than routine legal proceedings occurring in the ordinary course of business, and at September 30, 2026, we were not involved in any legal proceedings, the outcome of which would be material to our financial condition or results of operations.

Item 1A. Risk Factors.

Not applicable, as the Registrant is a smaller reporting company.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

a)
There were no sales of unregistered securities during the period covered by this Report.
b)
Not applicable.
c)
The Company's Board of Directors adopted a share repurchase program (the “Share Repurchase Program"), which authorizes the repurchase up to 464,769 shares of the Company’s common stock, $0.01 par value per share (“Common Stock”), or approximately 5% of the Company's current outstanding shares of Common Stock. The Share Repurchase Program commenced on September 30, 2026. No shares of Common Stock were repurchased under the Share Repurchase Program during the three-month period ending September 30, 2026.

Item 3. Defaults Upon Senior Securities.

Not applicable.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

During the three months ended September 30, 2026, none of the Company’s directors or officers (as defined in Rule 16a-1(f) of the Securities Exchange Act of 1934) adopted, terminated or modified a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K).

Item 6. Exhibits.

Exhibit Number	Description
31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

* Filed herewith.

** Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Winchester Bancorp, Inc.

Date: November 4, 2026	By:	/s/ John A. Carroll
John A. Carroll
President and Chief Executive Officer
(Principal Executive Officer)

Date: November 4, 2026	By:	/s/ Elda Heller
Elda Heller
Executive Vice President Chief Financial Officer and Treasurer
(Principal Financial and Accounting Officer)